Form 10QSB
period 1998-06-30
COMMUNITY INDEPENDENT BANK INC
filed 1998-08-12
CIK 760993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1998.

( ) Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________to ___________.

                                 No. 000-29658
                           (Commission File Number)

                       COMMUNITY INDEPENDENT BANK, INC.
            (Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA                                               23-2357593
(State of Incorporation)                             (IRS Employer ID Number)

201 N. MAIN STREET, BERNVILLE, PA                            19506
(Address of Principal Executive Offices)                   (zip code)

                                (610) 488-1200
                        (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes  X   No

               Number of Shares Outstanding as of July 31, 1998

COMMON STOCK ($5.00 Par Value)                                696,774
     (Title of Class)                                   (Outstanding Shares)

                       COMMUNITY INDEPENDENT BANK, INC.

                                  FORM 10-QSB

                      For the Quarter Ended June 30, 1998

                                   Contents

PART I  FINANCIAL INFORMATION                           Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997                        3-4

           Consolidated Statements of Income
            for the Six and Three Month Periods
            Ended June 30, 1998, and 1997                              4-5

           Consolidated Statements of Comprehensive
            Income for the Six-Month Periods Ended
            June 30, 1998, and 1997                                      5

           Consolidated Statements of Stockholders'
            Equity for the Six-Month Period
            Ended June 30, 1998                                          6

           Consolidated Statements of Cash Flows
            for the Six-Month Periods Ended June 30,
            1998 and 1997                                              6-7

           Notes to Consolidated Financial Statements                  7-9

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 9-16

Item 3.    Quantitative and Qualitative Disclosures
            About Market Risk                                           17

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            17
Item 2.    Changes in Securities and Use of Proceeds                    17
Item 3.    Defaults Upon Senior Securities                              17
Item 4.    Submission of Matters to a Vote of Security
            Holders                                                     17
Item 5.    Other Information                                            17
Item 6.    Exhibits and Reports on Form 8-K                             17

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS

ASSETS                                          June 30,       December 31,
                                                1998           1997
                                                (Unaudited)
Cash and due from banks                         $ 1,785,923    $ 1,701,268
Interest-bearing deposits in other banks             21,108      1,773,211
Federal funds sold                                    -            158,000
Cash and cash equivalents                         1,807,031      3,632,479
Securities available for sale                    11,253,500      9,524,028
Securities held to maturity                           -          1,000,585
Loans receivable, net of allowance
   for loan losses June 30, 1998
   $545,518; December 31, 1997
   $540,158                                      75,849,553     64,364,029
Bank premises and equipment, net                  2,607,663      2,636,981
Accrued interest receivable and other assets      2,437,008      2,303,885

         TOTAL ASSETS                           $93,954,755    $83,461,987

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
        Non-interest bearing                    $ 7,939,858    $ 7,442,811
        Interest bearing                         71,663,531     63,286,257

         TOTAL DEPOSITS                          79,603,389     70,729,068

Other borrowed funds                              1,791,678        471,808
Long-term debt                                    5,000,000      5,000,000
Other liabilities                                   440,949        360,705

         TOTAL LIABILITIES                       86,836,016     76,561,581

Stockholders' equity:
   Preferred stock, par value $5.00 per
      share; authorized and unissued
      1,000,000 shares                                -              -
      Common stock, par value $5.00
      per share; authorized
      5,000,000 shares; issued and
      outstanding June 30, 1998
      696,774 shares; December 31, 1997
      348,287 shares                              3,483,870      1,741,435

Surplus                                             142,148      1,882,808
Retained earnings                                 3,469,941      3,257,894
Net unrealized appreciation
   on securities available for
   sale, net of taxes                                22,780         18,269

         TOTAL STOCKHOLDERS' EQUITY               7,118,739      6,900,406

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $93,954,755    $83,461,987

See Notes to Consolidated Financial Statements


COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                    For the Six Months Ended              For the Three Months Ended
                                                     June 30,     June 30,                    June 30,     June 30,
                                                       1998         1997                        1998         1997
Interest income:
   Loan receivable, including fees                 $ 3,047,262   $2,363,683                 $ 1,591,051   $1,234,999
   Securities:
      Taxable                                          297,538      216,830                     152,972      105,893
      Tax-exempt                                        16,157       44,138                       7,812       21,456
   Other                                                10,626       30,191                         616       18,491
           Total interest income                     3,371,583    2,654,842                   1,752,451    1,380,839
Interest expense:
   Deposits                                          1,483,592    1,231,374                     760,669      625,466
   Other                                               182,975        4,683                     103,065        1,795
         Total interest expense                      1,666,567    1,236,057                     863,734      627,261

             Net interest income                     1,705,016    1,418,785                     888,717      753,578
Provision for loan losses                               60,000       42,000                      30,000       18,000

             Net interest income after
             provision for loan losses               1,645,016    1,376,785                     858,717      735,578

Other income:
   Customer service fees                               135,335       94,621                      69,595       45,467
   Net gains from sale of
       mortgages                                        73,953       14,185                      48,994        7,293
   Other                                               140,577       58,540                      70,303       35,066
         Total other income                            349,865      167,346                     188,892       87,826

Other expenses:
   Salaries and employee benefits                       820,699     553,341    416,395     283,350
   Occupancy                                            141,303      92,178     71,438      46,847
   Equipment                                            130,712     111,319     65,818      57,419
   Marketing and advertising                             52,203      68,932     30,292      24,320
 Loan collection and foreclosed
      real estate                                        86,884      63,952     61,150      41,412
   Professional fees                                     49,743       6,592     40,006       4,745
   Stationery and supplies                               30,724      34,304     15,890      17,727
   Other                                                262,448     213,595    137,753     120,294
         Total other expenses                         1,574,716   1,144,213    838,742     596,114

       Income before income taxes                       420,165     399,918    208,867     227,290
Federal income taxes                                    124,529     110,478     60,795      64,816
             Net income                              $  295,636  $  289,440   $148,072    $162,474

Basic and diluted earnings per share                      $0.42       $0.42      $0.21       $0.23

Weighted average number of common
   shares outstanding                                   696,574     696,574    696,574     696,574

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
                                                        For the Six Months Ended
                                                           June 30,    June 30,
                                                             1998        1997

Net Income                                                $  295,636  $ 289,440

Other Comprehensive Income (Loss)
   net of tax

         Unrealized gains (losses) on securities:

            Unrealized holding gains (losses)
                arising during the period, net of
                tax expense (benefit)                          4,511       (299)
                1998 $2,323; 1997 $(153)

Comprehensive income                                      $  300,147  $ 289,141

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 1998 (Unaudited)

[CAPTION]

                                                                                                  Net unrealized
                                                                                                  Appreciation
                                                                                                  On Securities
                                                   Common                          Retained        Available
                                                   Stock           Surplus         Earnings         For Sale     Total
Balance, December 31, 1997                         $ 1,741,435    $ 1,882,808      $ 3,257,894       $ 18,269   $ 6,900,406
Net income                                                   -              -          295,636              -       295,636
Cash dividends ($.12) per share)                             -              -          (83,589)             -       (83,589)
Net change in unrealized appreciation
    on securities available for sale,
    net of taxes                                             -              -                -          4,511         4,511
Issuance of 100 shares of common
   stock upon exercise of stock options                    500          1,275                -              -         1,775
Two-for-one stock split                            $ 1,741,935     (1,741,935)               -              -             -
Balance, June 30, 1998                             $ 3,483,870    $   142,148      $ 3,469,941       $ 22,780   $ 7,118,739


See Notes to Consolidated Financial
   Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)


                                                      For the Six Months Ended
                                                      June 30,        June 30,
                                                        1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             295,636        289,440
Adjustments to reconcile net income
         to net cash provided by
            operating activities:
         Provision for loan losses                      60,000         42,000
         Provision for depreciation                    116,889         95,620
         Gain on disposal of property and
          equipment                                          -         (1,800)
         Net gains on sale of mortgage loans           (73,953)       (14,185)
         Proceeds from sale of mortgage loans        5,224,953        884,485
         Mortgage loans originated for sale         (5,151,000)      (870,300)
         Net amortization of securities
          premiums and discounts                         2,666          9,810
         Amortization of mortgage servicing
          rights                                         9,054          1,148
         Increase in accrued interest
          receivable and other assets                  (94,329)       (27,713)
         Increase (decrease) in other
          liabilities                                   80,244        (27,488)

     Net cash provided by operating activities            470,160      381,017

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to
      maturity                                          1,000,000      500,000
     Proceeds from maturities of securities
      available for sale                                  435,000      953,699
     Purchase of securities available for sale         (2,159,720)  (2,165,122)
     Net increase in loans                            (11,595,694)  (2,791,689)
     Proceeds from sale of property and equipment               -       18,810
     Purchases of bank premises and equipment             (87,571)    (122,731)
     Purchase of life insurance                                 -   (1,450,000)

     Net cash used in investing activities            (12,407,985)  (5,057,033)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                           8,874,321    4,665,148
     Net increase in other borrowed funds               1,319,870      201,230
     Dividends paid                                       (83,589)     (76,623)
     Proceeds from common stock options exercised           1,775            -

     Net cash provided by financing activities         10,112,377    4,789,755

     Increase (decrease) in cash and cash
      equivalents                                      (1,825,448)     113,739

Cash and cash equivalents:
     Beginning                                          3,632,479    3,606,358

     Ending                                             1,807,031    3,720,097

Cash payments for:
     Interest                                           1,672,083    1,253,403

     Income taxes                                         112,910      100,350



See Notes To Consolidated Financial Statements



                       COMMUNITY INDEPENDENT BANK,  INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                             BERNVILLE BANK, N.A.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998

Note A.  Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     In addition to historical information, this Form 10-QSB Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the files from time to time with the Securities and Exchange Commission.

Note B.  Earnings per Share

     In 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

     On June 25, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on July 31, 1998 to shareholders of record on July 17, 1998. The stock split resulted in the issuance of 348,387 additional common shares. The effect of this stock split has been recorded as of June 30, 1998. All per share data has been adjusted for the effect of the stock split.

Note C.  Comprehensive Income

     The Financial Accounting Standards Board issued statement No. 130, "Reporting Comprehensive Income" in June 1997. The Company adopted the provisions of the new standard in 1998. The only comprehensive income item that the Company presently has is unrealized gains (losses) on securities available for sale.

Note D.  Stockholder Automatic Dividend Reinvestment and Stock Purchase Plan

     On June 25, 1998, the Company adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Company's common stock. Participants may also elect to make voluntary cash payments not to exceed $2,500 each quarter for the purchase of additional shares of the Company's common stock. The common stock may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Company has reserved 225,000 shares of common stock for possible issuance under the plan and anticipates the plan will be available to stockholders during the fourth quarter of 1998.

Note E.  Cash Flow Information

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits with banks and federal funds sold.

Note F.  New Accounting Standard

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The Statement is effective for fiscal years beginning after June 15, 1999. The adoption of the Statement is not expected to have a significant impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

     The Company's net income for the second quarter of 1998 was $148,072, a decrease of $14,402, or 8.86% from $162,474 net income for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $295,636, 2.14% more than the $289,440 reported for the same period in 1997. Total assets increased to $93,954,755 at June 30, 1998, an increase of $10,492,768, or 12.57% from
$83,461,987 at December 31, 1997.

     During the six months ended June 30, 1998, loans receivable increased 17.84% to $75,849,553 from $64,364,029, while deposits increased 12.55% to
$79,603,389 from $70,729,068.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

     Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Net interest rate spread is equal to the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of average earning assets. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

     The Company's net interest income increased $135,139 or 17.93% to $888,717 during the second quarter of 1998 from $753,578 during the second quarter of 1997. For the first six months of 1998, net interest income increased $286,231 or 20.17% to $1,705,016 from $1,418,785 during the first six months of 1997.

     Interest income increased $371,612 or 26.91%, from $1,380,839 for the second quarter of 1997 to $1,752,451 for the second quarter of 1998, while interest expense increased $236,473 or 37.70%, from $627,261 for the second quarter of 1997 to $863,734 for the second quarter of 1998. For the first six months of 1998, interest income increased $716,741 or 27.0%, to $3,371,583 from $2,654,842 for the first six months of 1997, while interest expense increased $430,510 or 34.83% from $1,236,057 for the first six months of 1997 to $1,666,567 for the first six months of 1998.

     The increases in interest income are principally due to higher levels of loans receivable and taxable securities while the increase in interest expense was due to interest bearing deposits growth and higher levels of borrowed funds used to fund the growth in earning assets.

     Net interest margin decreased 26 basis points from 4.51% in the second quarter of 1997 to 4.25% in the second quarter of 1998. Net interest margin decreased 11 basis points from 4.32% for the first six months of 1997 to 4.21% for the first six months of 1998. Net interest margin decreased primarily due to a larger increase in the average rate paid on interest-bearing liabilities than the increase in the average yield on interest-earning assets.

     For the second quarter of 1998, the average yield on earning assets increased 38 basis points to 8.38% from 8.0% for the second quarter of 1997. For the first six months of 1998, the average yield on earning assets increased 29 basis points to 8.34% from 8.05% for the first six months of 1997. The increase is primarily attributable to an increase in average yield earned on commercial loans.

     For the second quarter of 1998, the average rate paid on interest-bearing liabilities, increased 23 basis points to 4.61% from 4.38% for the second quarter of 1997. For the first six months of 1998, the average rate paid on interest-bearing liabilities, increased 21 basis points to 4.62% from 4.41% for the first six months of 1997. The increase was caused primarily by an increase in the volume and rate of other borrowed funds which was partially offset by a decrease in the rate paid on savings accounts.

Provision for Loan Losses

     The provision for loan losses was $30,000 for the second quarter of 1998 compared to $18,000 for the second quarter of 1997. For the first six months of 1998, the loan loss provision was $60,000 compared to $42,000 for the first six months of 1997.

     The allowance for loan losses represented .71% and .83% of total loans receivable at June 30, 1998 and at December 31, 1997, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate for each of the periods presented, however, due to the significant increase in loans the monthly addition to the allowance will be increased from $10,000 to $30,000 beginning with July 1998.

Other Income

     Total other income increased $101,066 or 115.08% from $87,826 during the second quarter of 1997 to $188,892 during the second quarter of 1998. The increase was due primarily to a $24,128 increase in customer service fees which directly correlated with the implementation of convenience fees on ATMs and an increase in customer accounts, a $41,701 increase in gains from sale of loans as a result of increased loan sales and an increase in other income of $35,237 which is primarily attributable to earnings on life insurance policies.

     For the first six months of 1998, other income increased $182,519 or 109%, to $349,865 from $167,346 for the same period in 1997. The primary reasons for the increase were an increase in customer service fees of $40,714, an increase in gains from sale of loans of $59,768 and an increase in other income of $82,037. These increases are a result of the same items mentioned in the preceding paragraph for the second quarter.

Other Expenses

     Total other expenses increased $242,628 or 40.70% during the second quarter of 1998 versus the same period in 1997, from $596,114 to $838,742. Total other expenses also increased during the first six months of 1998 versus the first six months of 1997 by $430,503 or 37.62% from $1,144,213 to $1,574,716. The increases in total other expenses reflect the growth of the Company, especially due to the opening of a loan center in February 1997 which resulted in an increase in loan volume and the Wyomissing office which opened in November 1997.

    Salaries and employee benefits, which represent the largest component of other expenses increased from $283,350 for the second quarter of 1997 to $416,395 for the same period in 1998. For the first six months of 1998, salaries and employee benefits increased $267,358 or 48.32% to $820,699 from $553,341 for the same period in 1997. Salaries and employee benefits increased due to the growth of the Company, especially from the opening of the loan center and Wyomissing office.

     Occupancy expense increased $24,591 or 52.49%, to $71,438 for the second quarter of 1998 versus $46,847 for the second quarter of 1997. For the first six months of 1998, occupancy expense was $141,303 versus $92,178 for the same period in 1997, an increase of $49,125 or 53.29%. These increases reflect escalation provisions in operating lease agreements as well as building, lease and other occupancy expenses related to the operation of the new loan center and Wyomissing office.

     Equipment expense increased $8,399 or 12.76%, from $57,419 for the second quarter of 1997 to $65,818 for the second quarter of 1998. For the first six months of 1998, equipment expense increased $19,393 or 17.42% to $130,712 from $111,319 for the same period in 1997. The increase in equipment expense which was primarily due to the addition of the loan center and Wyomissing office and an increase in depreciation expense was offset by a decrease in maintenance contracts.

     Marketing and advertising expenses increased $5,972 or 24.56% to $30,292 for the second quarter of 1998 versus $24,320 for the second quarter of 1997. For the first six months of 1998, marketing and advertising was $52,203 versus $68,932 for the same period in 1997, a decrease of $16,729 or 24.27%. The decrease for the first six months of 1998 was due to an effort by management to control these types of expenses.

     Loan collection and foreclosed real estate expenses increased $19,738 or 47.66% to $61,150 for the second quarter of 1998 versus $41,412 for the second quarter of 1997. For the first six months of 1998, loan collection and foreclosed real estate expenses was $86,884 versus $63,952 for the same period in 1997, an increase of $22,932 or 35.86%. The increase in loan collection and foreclosed real estate expenses was primarily due to environmental clean-up costs associated with one foreclosed property. That property was sold in July 1998 recovering some of these expenses.

     Professional fees increased $35,261 to $40,006 for the second quarter of 1998 versus $4,745 for the second quarter of 1997. For the first six months of 1998, professional fees were $49,743 versus $6,592 for the same period in 1997, an increase of $43,151. The increase in professional fees was due to legal and accounting fees associated with registering the Company with the SEC and listing the Company's stock on the American Stock Exchange.

     Stationery and supplies expense decreased $1,837 or 10.36% to $15,890 for the second quarter of 1998 versus $17,727 for the second quarter of 1997. For the first six months of 1998, stationery and supplies expense was $30,724 versus $34,304 for the same period in 1997, a decrease of $3,580 or 10.44%. The decrease is due to the cost of setting up the loan center and Wyomissing office in 1997 with no similar cost in 1998.

     Other operating expenses increased from $120,294 for the second quarter of 1997 to $137,753 for the same period in 1998, an increase of $17,459 or 14.51%. For the first six months of 1998, other operating expenses increased $48,853 or 22.87% to $262,448 versus $213,595 for the same period in 1997. Other operating expenses included in this category include directors' fees, ATM surcharge fees, FDIC insurance premium, examinations, travel, telephone, dues and subscriptions, postage, training and charitable contributions. The increase in such expense categories is principally the result of the Bank's growth.

Income Taxes

     Income tax expense was $60,795 for the second quarter of 1998, for an effective tax rate of 29.11% versus $64,816 for the second quarter of 1997 and an effective tax rate of 28.52% For the first six months of 1998, income tax expense was $124,529, for an effective tax rate of 29.64% versus $110,478 and an effective tax rate of 27.63% for the same period in 1997. The tax rate for each of the periods was less than the federal statutory rate of 34% primarily because of tax-exempt securities and loan income.

Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct and test the systems for the year 2000 compliance. It is anticipated that all necessary modifications will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmation has been received from the Bank's primary processing vendor that its system is "Year 2000" compliant. Other processing vendors have confirmed that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense and related potential affect on the Company's earnings.

FINANCIAL CONDITION

Securities

     Securities increased to $11,253,500 at June 30, 1998 from $10,524,613 at December 31, 1997. The increase of $728,887 or 6.93% was primarily due to the purchase of U.S. Government agency obligations with proceeds from the maturity of the held to maturity security and deposit growth.

Loans

     Loans receivable, net of the allowance for loan losses of $545,518 at June 30, 1998 and $540,158 at December 31, 1997 increased to $75,849,553 at June 30,
1998 from $64,364,029 at December 31, 1997. The increase of $11,485,524 or
17.84% was primarily from an increase in commercial loans of $6,676,992 from $16,418,588 at December 31, 1997 to $23,095,580 at June 30, 1998 and an increase of approximately $4,000,000 in mortgage loans.

Loan and Asset Quality

     Total nonperforming loans (comprised of non-accruing and loans past due for more than 90 days and still accruing) as a percentage of total loans as of June 30, 1998 was .15% as compared with .46% at December 31, 1997.

     The Bank had other real estate owned (OREO) consisting of two properties in the amount of $212,649 at June 30, 1998 and December 31, 1997. One of these properties was sold in July 1998, leaving the Bank with other real estate owned of $47,599.

     The following schedule displays detailed information about the Bank's nonperforming assets and the allowance for loan losses for the periods ended June 30, 1998, December 31, 1997 and June 30, 1997.

                                         June 30   December 31    June 30
                                          1998         1997        1997
                                                  (In thousands)

Amount of loans receivable
  outstanding at end of period           $76,395       $64,904    $55,464

Allowance for loan losses                    546           540        503

Non-performing loans:
   Non-accruing loans                         99           290          0
   Accruing loans past due
     90 days or more                          16             6         87

         Total nonperforming loans           115           296         87

Other real estate                            213           213        427

         Total nonperforming assets      $   328       $   509    $   514

Nonperforming loans to
   total loans                              0.15%         0.46%      0.16%

Nonperforming assets to total assets        0.38%         0.61%      0.70%

Allowance for loan losses to total
   nonperforming loans                    474.78%       182.43%    578.16%

Allowance for loan losses to total loans    0.71%         0.83%      0.91%

Potential Problem Loans

     At June 30, 1998, the Bank has $1,373,000 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

Cash and Cash Equivalents

     Cash and due from banks, interest bearing deposits in other banks and federal funds sold are all liquid funds. The aggregate amount in these three categories decreased by $1,825,448 to $1,807,031 at June 30, 1998 from $3,632,479 at December 31, 1997, because excess cash was needed to fund loan growth.

Deposits

     Total deposits at June 30, 1998 were $79,603,389, an increase of $8,874,321 or 12.55% over total deposits of $70,729,068 at December 31, 1997. All deposit categories increased from December 31, 1997 to June 30, 1998 with the most significant increases in interest bearing demand accounts and time deposits less than $100,000. Interest bearing demand accounts increased $4,898,275 or 30.48% from $16,069,319 at December 31, 1997 to $20,967,594 at June 30, 1998. Time
deposits less than $100,000 increased $3,004,466 or 9.03% from $33,283,518 at
December 31, 1997 to $36,287,984 at June 30, 1998. The increase in total deposits was a result of competitive pricing of the money market product and the opening of the Wyomissing office. The increase was primarily used to fund new loans.

Other Borrowed Funds and Long-term Debt

     Other borrowed funds and long-term debt increased $1,319,870 from $5,471,808 at December 31, 1997 to $6,791,678 at June 30, 1998. The increase was primarily used to fund new loans.

Stockholders' Equity and Capital Ratios

     Total stockholders' equity at June 30, 1998 was $7,118,739 compared to $6,900,406 at December 31, 1997. A comparison of the Bank's capital ratios is as follows:

                                    June 30, 1998     December 31, 1997
                                    --------------    ------------------

Tier 1 Capital                           7.55%               8.28%
   (to average assets)

Tier 1 Capital                          10.34%              11.97%
   (to risk-weighted assets)

Total Capital                           11.17%              12.95%
   (to risk-weighted assets)

     The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At June 30, 1998 and December 31, 1997, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

Interest Rate Sensitivity

     The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest earning assets and the amount of interest bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods.

     The principal objective of the Bank's asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. The Bank utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. Management continues to monitor sensitivity in order to avoid overexposure to changing interest rates.

     Another method used by management to review its interest sensitivity position is through "simulation". In simulation, the Bank projects the future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in the Bank's operating environment. Management cannot measure levels of interest income associated with potential changes in the Bank's operating environment. Management cannot predict the direction of interest rates or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

     The operations of the Bank do not subject it to foreign currency exchange or commodity price risk. Also, the Bank does not utilize interest rate swaps, caps or other hedging transactions.

     The Bank's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The Bank has implemented several strategies to manage interest rate risk which include selling most newly originated residential mortgages, increasing the volume of variable rate commercial loans and maintaining a short maturity in the investment portfolio.

Liquidity

     Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities and maturities of earning assets.

     The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $2,705,000. Other sources of funds are principal pay downs and maturities in the loan portfolio.

     The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $34 million at June 30, 1998. At June 30, 1998, the Bank had $5 million borrowed from the FHLB with a scheduled maturity in 1999.

     Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

Future Outlook

     In September 1998, the operations and support staff of Bernville Bank, the wholly owned subsidiary of Community Independent Bank, Inc. will relocate to Bernville Bank's new operations center at 900 Corporate Drive, Reading, PA. In addition to relieving crowded office space at the Bernville location the move will enable the Bank to serve its growing customer base more efficiently.

     During the second quarter of 1998, Community Independent Bank, Inc. registered its common stock with the Securities and Exchange Commission. During the third quarter of 1998, Community Independent Bank, Inc., anticipates acceptance by the American Stock Exchange for the listing of the holding company stock.

     Community Independent Bank plans to introduce its dividend reinvestment and stock purchase plan to its shareholder base later this year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank's exposure to market risk has not changed significantly since December 31, 1997. The market risk principally includes interest rate risk that is discussed above.

Part II Other Information

     Item 1.  Legal Proceedings

     Not applicable

     Item 2.  Changes in Securities and Use of Proceeds

     Not applicable

     Item 3.  Defaults Upon Senior Securities

     Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

     None

     Item 5.  Other Information

     None

     Item 6.  Exhibits and Reports on Form 8-K

              (a)   Exhibits

                      None

              (b)   Reports on Form 8-K

                      Reference is made to the information contained in the Form 8-K filed by Community Independent Bank on June 25, 1998, concerning the 2-for-1 stock split payable on July 31, 1998 to shareholders of record as of the close of business on July 17, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           COMMUNITY INDEPENDENT BANK, INC.
                           --------------------------------
                                     (Registrant)


8/7/98                                        /s/ Arlan J. Werst
--------                                      --------------------------------
 Date                                          Arlan J. Werst, President/CEO


8/7/98                                        /s/ Linda L. Strohmenger
--------                                      --------------------------------
 Date                                          Linda L. Strohmenger, Secretary
                                               (Principal financial officer)