Form 10QSB
period 1998-09-30
COMMUNITY INDEPENDENT BANK INC
filed 1998-11-16
CIK 760993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1998.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No

              Number of Shares Outstanding as of October 31, 1998

COMMON STOCK ($5.00 Par Value)                        696,774
     (Title of Class)                            (Outstanding Shares)

                       COMMUNITY INDEPENDENT BANK, INC.
                                  FORM 10-QSB
                   For the Quarter Ended September 30, 1998

                                   Contents

PART I            FINANCIAL INFORMATION                                                 Page No.

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                     September 30, 1998 and December 31, 1997                              3-4

                  Consolidated Statements of Income
                     for the Nine and Three Month Periods
                     Ended September 30, 1998, and 1997                                    5-6

                  Consolidated Statements of Comprehensive
                     Income for the Nine-Month Periods Ended
                     September 30, 1998,  and 1997                                           7

                  Consolidated Statements of Stockholders'
                     Equity for the Nine-Month Period
                     Ended September 30, 1998                                                8

                  Consolidated Statements of Cash Flows
                     for the Nine-Month Periods Ended September 30,
                     1998 and 1997                                                        9-10

                  Notes to Consolidated Financial Statements                             11-12

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                          12-21
Item 3.           Quantitative and Qualitative Disclosures
                     About Market Risk                                                      21

Part II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                         21
Item 2.           Changes in Securities and Use of Proceeds                                 21
Item 3.           Defaults Upon Senior Securities                                           21
Item 4.           Submission of Matters to a Vote of Security
                     Holders                                                                21
Item 5.           Other Information                                                         21
Item 6.           Exhibits and Reports on Form 8-K                                          21

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS


ASSETS                                          September 30,   December 31,
                                                1998            1997
                                                (Unaudited)
Cash and due from banks                           $ 2,141,461    $ 1,701,268
Interest-bearing deposits in other banks               20,740      1,773,211
Federal funds sold                                          -        158,000
Cash and cash equivalents                           2,162,201      3,632,479
Securities available for sale                      12,587,189      9,524,028
Securities held to maturity                                 -      1,000,585
Loans receivable, net of allowance
   for loan losses September 30, 1998
   $636,242; December 31, 1997
   $540,158                                        79,866,724     64,364,029
Bank premises and equipment, net                    2,630,697      2,636,981
Accrued interest receivable and other assets        2,505,798      2,303,885

         TOTAL ASSETS                             $99,752,609    $83,461,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
        Non-interest bearing                      $ 7,384,141    $ 7,442,811
        Interest bearing                           73,574,524     63,286,257

         TOTAL DEPOSITS                            80,958,665     70,729,068

Other borrowed funds                                6,020,912        471,808
Long-term debt                                      5,000,000      5,000,000
Other liabilities                                     451,098        360,705

         TOTAL LIABILITIES                         92,430,675     76,561,581

Stockholders' equity:
   Preferred stock, par value $5.00 per
      share; authorized and unissued
      1,000,000 shares                                      -              -
      Common stock, par value $5.00
      per share; authorized
      5,000,000 shares; issued and
      outstanding September 30, 1998
      696,774 shares; December 31, 1997
      348,287 shares                                3,483,870      1,741,435
Surplus                                               142,148      1,882,808

Retained earnings                                   3,581,991      3,257,894
Net unrealized appreciation
   on securities available for
   sale, net of taxes                                 113,925         18,269

         TOTAL STOCKHOLDERS' EQUITY                 7,321,934      6,900,406

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                  $99,752,609    $83,461,987

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                            For the Nine Months Ended    For the Three Months Ended
                                           September 30,  September 30,  September 30,  September 30,
                                                1998           1997           1998           1997
Interest income:
   Loan receivable, including fees             $4,770,378    $3,623,068   $1,723,116      $1,259,385
   Securities:
      Taxable                                     458,707       338,064      161,169         121,234
      Tax-exempt                                   23,213        60,779        7,056          16,641
   Other                                           10,857        30,927          231             736
                  Total interest income         5,263,155     4,052,838    1,891,572       1,397,996

Interest expense:
   Deposits                                     2,293,154     1,868,550      809,562         637,176
   Other                                          326,147        30,779      143,172          26,096
         Total interest expense                 2,619,301     1,899,329      952,734         663,272

             Net interest income                2,643,854     2,153,509      938,838         734,724
Provision for loan losses                         150,000        60,000       90,000          18,000

             Net interest income after
             provision for loan losses          2,493,854     2,093,509      848,838         716,724

Other income:
   Customer service fees                          199,786       149,744       64,451          55,123
   Net gains from sale of
      mortgages                                   108,212        34,813       34,259          20,628
   Other                                          211,724       114,630       71,147          56,090
         Total other income                       519,722       299,187      169,857         131,841

Other expenses:
   Salaries and employee benefit                1,244,603       873,753      423,904         320,412
   Occupancy                                      234,436       141,299       93,133          49,121
   Equipment                                      199,186       165,550       68,474          54,231
   Marketing and advertising                       77,698        90,234       25,495          21,302
   Loan collection and foreclosed
      real estate                                  84,208        88,526       (2,676)         24,574
   Professional fees                               77,417        18,168       27,674          11,576
   Stationery and supplies                         54,582        49,375       23,858          15,071
   Other                                          410,026       325,462      147,578         111,867
         Total other expenses                   2,382,156     1,752,367      807,440         608,154

       Income before income taxes                 631,420       640,329      211,255         230,411
Federal income taxes                              181,928       180,960       57,399          70,482

             Net income                        $  449,492    $  459,369   $  153,856      $  159,929

Basic and diluted earnings per share                $0.65         $0.66        $0.22           $0.23

Weighted average number of common
   shares outstanding                             696,574       696,574      696,574         696,574

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                           For the Nine Months Ended
                                                           September 30,  September 30,
                                                               1998           1997
Net Income                                                 $ 449,492      $ 459,369

Other Comprehensive Income
   net of tax

         Unrealized gains on securities:

            Unrealized holding gains
                arising during the period, net of
                tax expense                                   95,656         17,822
                1998 $49,277;  1997 $9,182

Comprehensive income                                       $ 545,148      $ 477,191

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 1998 (Unaudited)

                                                                                             Net unrealized
                                                                                             Appreciation
                                                                                             On Securities
                                                 Common                       Retained       Available
                                                 Stock         Surplus        Earnings       For Sale         Total
Balance, December 31, 1997                       $ 1,741,435   $ 1,882,808    $ 3,257,894    $    18,269      $ 6,900,406
Net income                                               -             -          449,492            -            449,492
Cash dividends ($.18 per share)                          -             -         (125,395)           -           (125,395)
Net change in unrealized appreciation
    on securities available for sale,
    net of taxes                                         -             -              -           95,656           95,656
Issuance of 100 shares of common
   stock upon exercise of stock options                  500         1,275            -              -              1,775
Two-for-one stock split                            1,741,935    (1,741,935)           -              -                 -
Balance, September 30, 1998                      $ 3,483,870   $   142,148    $ 3,581,991    $   113,925      $ 7,321,934

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                        For the Nine Months Ended
                                                                      September 30,   September 30,
                                                                          1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              449,492         459,369
Adjustments to reconcile net income
     to net cash provided by
        operating activities:
     Provision for loan losses                                          150,000          60,000
     Provision for depreciation                                         175,334         163,606
     Gain on disposal of property and equipment                               -          (1,800)
     Net gains on sale of mortgage loans                               (108,211)        (34,813)
     Proceeds from sale of mortgage loans                             7,321,861       1,933,763
     Mortgage loans originated for sale                              (7,213,650)     (1,898,950)
     Net amortization of securities premiums and discounts                4,217          13,666
     Amortization of mortgage servicing rights                           13,599           4,309
     Increase in accrued interest receivable and other assets          (192,780)        (84,148)
     Increase in other liabilities                                       90,393          26,347

          Net cash provided by operating activities                     690,255         641,349

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity          1,000,000       1,500,000
     Proceeds from maturities of securities available for sale        1,435,000       1,193,699
     Purchase of securities available for sale                       (4,356,860)     (4,676,138)
     Net increase in loans                                          (15,724,704)     (7,995,157)
     Proceeds from sale of property and equipment                             -          18,810
     Purchases of bank premises and equipment                          (169,050)       (298,766)
     Purchase of life insurance                                               -      (1,450,000)

          Net cash used in investing activities                     (17,815,614)    (11,707,552)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                        10,229,597       3,064,533
     Net increase in other borrowed funds                             5,549,104       6,037,678
     Dividends paid                                                    (125,395)       (114,934)
     Proceeds from common stock options exercised                         1,775               -

          Net cash provided by financing activities                  15,655,081       8,987,277

          Decrease in cash and cash equivalents                      (1,470,278)     (2,078,926)

Cash and cash equivalents:
     Beginning                                                        3,632,479       3,606,358

     Ending                                                           2,162,201       1,527,432

Cash payments for:
     Interest                                                         2,611,820       1,902,017

     Income taxes                                                       194,484         151,968

See Notes To Consolidated Financial Statements

                       COMMUNITY INDEPENDENT BANK, INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                             BERNVILLE BANK, N.A.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998

Note A.  Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

Note G.  Cash Dividend

     On October 22, 1998, the Board of Directors declared a dividend of $.06 per share to shareholders of record on November 2, 1998. The dividend will be paid on November 13, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

     The Company's net income for the third quarter of 1998 was $153,856, a decrease of $6,073, or 3.8% from $159,929 net income for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $449,492, 2.2% less than the $459,369 reported for the same period in 1997. Total assets increased to $99,752,609 at September 30, 1998, an increase of $16,290,622, or 19.5% from $83,461,987 at December 31, 1997.

     During the nine months ended September 30, 1998, loans receivable increased 24.1% to $79,866,724 from $64,364,029 at December 31, 1997, while deposits increased 14.5% to $80,958,665 from $70,729,068 at December 31, 1997.

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

     The Company's net interest income increased $204,114 or 27.8% to $938,838 during the third quarter of 1998 from $734,724 during the third quarter of 1997. For the first nine months of 1998, net interest income increased $409,345 or 22.8% to $2,643,854 from $2,153,509 during the first nine months of 1997.

     Interest income increased $493,576 or 35.3%, from $1,397,996 for the third quarter of 1997 to $1,891,572 for the third quarter of 1998, while interest expense increased $289,462 or 43.6%, from $663,272 for the third quarter of 1997 to $952,734 for the third quarter of 1998. For the first nine months of 1998, interest income increased $1,210,317 or 29.9%, to $5,263,155 from $4,052,838 for the first nine months of 1997, while interest expense increased $719,972 or 37.9% from $1,899,329 for the first nine months of 1997 to $2,619,301 for the first nine months of 1998.

     The increases in interest income are principally due to higher levels of loans receivable and taxable securities while the increase in interest expense was due to interest bearing deposits growth and higher levels of borrowed funds used to fund the growth in earning assets.

     Net interest margin decreased 19 basis points from 4.34% in the third quarter of 1997 to 4.15% in the third quarter of 1998. Net interest margin decreased 14 basis points from 4.33% for the first nine months of 1997 to 4.19% for the first nine months of 1998. Net interest margin decreased primarily due to a larger increase in the average rate paid on interest-bearing liabilities than the increase in the average yield on interest-earning assets.

     For the third quarter of 1998, the average yield on earning assets increased 6 basis points to 8.24% from 8.18% for the third quarter of 1997. For the first nine months of 1998, the average yield on earning assets increased 23 basis points to 8.32% from 8.09% for the first nine months of 1997. The increase is primarily attributable to an increase in average yield earned on commercial loans.

     For the third quarter of 1998, the average rate paid on interest-bearing liabilities , increased 22 basis points to 4.66% from 4.44% for the third quarter of 1997. For the first nine months of 1998, the average rate paid on interest-bearing liabilities, increased 21 basis points to 4.63% from 4.42% for the first nine months of 1997. The increase was caused primarily by an increase in the volume of other borrowed funds which was partially offset by a decrease in the rate paid on savings accounts.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $90,000 for the third quarter of 1998 compared to $18,000 for the third quarter of 1997. For the first nine months of 1998, the loan loss provision was $150,000 compared to $60,000 for the first nine months of 1997.

     The allowance for loan losses represented .79% and .83% of total loans receivable at September 30, 1998 and at December 31, 1997, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate for each of the periods presented, however, due to the significant increase in loans the monthly addition to the allowance was increased from $10,000 to $30,000 beginning in July 1998.

OTHER INCOME

     Total other income increased $38,016 or 28.9% from $131,841 during the third quarter of 1997 to $169,857 during the third quarter of 1998. The increase was due primarily to a $9,328 increase in customer service fees which directly correlated with the implementation of convenience fees on ATMs and an increase in customer accounts, a $13,631 increase in gains from sale of loans as a result of increased loan sales and an increase in other income of $15,057 which is primarily attributable to earnings on life insurance policies.

     For the first nine months of 1998, other income increased $220,535 or 73.7%, to $519,722 from $299,187 for the same period in 1997. The primary reasons for the increase were an increase in customer service fees of $50,042, an increase in gains from sale of loans of $73,399 and an increase in other income of $97,094. These increases are a result of the same items mentioned in the preceding paragraph for the third quarter.

OTHER EXPENSES

     Total other expenses increased $199,286 or 32.8% during the third quarter of 1998 versus the same period in 1997, from $608,154 to $807,440. Total other expenses also increased during the first nine months of 1998 versus the first nine months of 1997 by $629,789 or 35.9% from $1,752,367 to $2,382,156. The increases in total other expenses reflect the growth of the Company, especially due to the opening of a loan center in February 1997 which resulted in an increase in loan volume and the Wyomissing office which opened in November 1997.

     Salaries and employee benefits, which represent the largest component of other expenses increased from $320,412 for the third quarter of 1997 to $423,904 for the same period in 1998. For the first nine months of 1998, salaries and employee benefits increased $370,850 or 42.4% to $1,244,603 from $873,753 for the same period in 1997. Salaries and employee benefits increased due to the growth of the Company, especially from the opening of the loan center and Wyomissing office.

     Occupancy expense increased $44,012 or 90.0%, to $93,133 for the third quarter of 1998 versus $49,121 for the third quarter of 1997. For the first nine months of 1998, occupancy expense was $234,436 versus $141,299 for the same period in 1997, an increase of $93,137 or 65.9%. These increases reflect escalation provisions in operating lease agreements as well as building, lease and other occupancy expenses related to the operation of the new loan center, Wyomissing office and new operations center.

     Equipment expense increased $14,243 or 26.3%, from $54,231 for the third quarter of 1997 to $68,474 for the third quarter of 1998. For the first nine months of 1998, equipment expense increased $33,636 or 20.3% to $199,186 from $165,550 for the same period in 1997. The increase in equipment expense which was primarily due to the addition of the loan center and Wyomissing office and an increase in depreciation expense was offset by a decrease in maintenance contracts.

     Marketing and advertising expenses increased $4,193 or 19.7% to $25,495 for the third quarter of 1998 versus $21,302 for the third quarter of 1997. For the first nine months of 1998, marketing and advertising was $77,698 versus $90,234 for the same period in 1997, a decrease of $12,536 or 13.9%. The decrease for the first nine months of 1998 was due to an effort by management to control these types of expenses.

     Loan collection and foreclosed real estate expenses decreased $27,250 or 110.9% to ($2,676) for the third quarter of 1998 versus $24,574 for the third quarter of 1997. For the first nine months of 1998, loan collection and foreclosed real estate expenses were $84,208 versus $88,526 for the same period in 1997, a decrease of $4,318 or 4.9%. The decrease in loan collection and foreclosed real estate expenses was primarily due to the sale of one foreclosed property in July 1998. The sale resulted in the recovery of some previously incurred environmental clean-up costs.

     Professional fees increased $16,098 to $27,674 for the third quarter of 1998 versus $11,576 for the third quarter of 1997. For the first nine months of 1998, professional fees were $77,417 versus $18,168 for the same period in 1997, an increase of $59,249. The increase in professional fees was due to legal and accounting fees associated with registering the Company with the SEC and listing the Company's stock on the American Stock Exchange.

     Stationery and supplies expense increased $8,787 or 58.3% to $23,858 for the third quarter of 1998 versus $15,071 for the third quarter of 1997. For the first nine months of 1998, stationery and supplies expense was $54,582 versus $49,375 for the same period in 1997, an increase of $5,207 or 10.5%. The increase is due primarily to the purchase of ATM and VISA cards.

     Other operating expenses increased from $111,867 for the third quarter of 1997 to $147,578 for the same period in 1998, an increase of $35,711 or 31.9%. For the first nine months of 1998, other operating expenses increased $84,564 or 26.0% to $410,026 versus $325,462 for the same period in 1997. Other operating expenses included in this category include directors' fees, ATM surcharge fees, FDIC insurance premium, examinations, travel, telephone, dues and subscriptions, postage, training and charitable contributions. The increase in such expense categories is principally the result of the Bank's growth.

INCOME TAXES

     Income tax expense was $57,399 for the third quarter of 1998, for an effective tax rate of 27.2% versus $70,482 for the third quarter of 1997 and an effective tax rate of 30.6% For the first nine months of 1998, income tax expense was $181,928, for an effective tax rate of 28.8% versus $180,960 and an effective tax rate of 28.3% for the same period in 1997. The tax rate for each of the periods was less than the federal statutory rate of 34% primarily because of tax-exempt securities and loan income.

YEAR 2000

     The Company has made , and is continuing to make, a concerted effort to insure that all aspects of the Company's operation will not be adversely affected by the changeover to year 2000. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Vice President of Operations as the Y2K Coordinator to oversee the project. A Y2K committee comprised of members of Senior Management regularly reviews the status of Y2K activities. The Y2K Coordinator reports to the Board of Directors on a monthly basis.

     The Company's software systems are products provided by software vendors, and are not developed in-house. The Company has contacted and is working closely with its vendors to ensure readiness. Early in the Y2K project, mission critical applications were identified. These applications have all been certified as Y2K ready. The Company has participated in a joint Y2K testing program with its primary software vendor. All PC's have been tested for Y2K compliance. BIOS upgrades were made to those PC's which did not pass the initial tests. ATM's were upgraded to assure their readiness for Year 2000.

     Systems such as HVAC, Security Access systems, elevators, calculators, etc. were all checked and verified for Year 2000 readiness.

     The Company has identified and contacted its major commercial customers concerning the Y2K efforts of the commercial customers. Information concerning Y2K and the Companies readiness efforts has been made available to all customers of the Company. Employees of the Company have been informed of the Companies efforts through articles in the Companies weekly newsletter.

     As part of the planning process, the Company is also developing contingency plans that will provide alternative methods of doing business, should it be necessary. The Company has in place a contract with an alternative site provider to provide contingency processing services.

FINANCIAL CONDITION

SECURITIES

     Securities increased to $12,587,189 at September 30, 1998 from $10,524,613 at December 31, 1997. The increase of $2,062,576 or 19.6% was primarily due to the purchase of U.S. Government agency obligations with proceeds from the maturity of the held to maturity securities and deposit growth.

LOANS

     Loans receivable, net of the allowance for loan losses of $636,242 at September 30, 1998 and $540,158 at December 31, 1997 increased to $79,866,724 at September 30, 1998 from $64,364,029 at December 31, 1997. The increase of $15,502,695 or 24.1% was primarily from an increase in commercial loans of $10,510,183 from $16,418,588 at December 31, 1997 to $26,928,771 at September
30, 1998 and an increase of approximately $4,000,000 in mortgage loans.

LOAN AND ASSET QUALITY

     Total nonperforming loans (comprised of non-accruing and loans past due for more than 90 days and still accruing) as a percentage of total loans as of September 30, 1998 was .14% as compared with .46% at December 31, 1997.

     The Bank had other real estate owned (OREO) consisting of one property in the amount of $47,600 at September 30, 1998 and two properties in the amount of $212,649 at December 31, 1997.

     The following schedule displays detailed information about the Bank's nonperforming assets and the allowance for loan losses for the periods ended September 30, 1998, December 31, 1997 and September 30, 1997.

                                        September 30         December 31        September 30
                                        1998                   1997                1997
                                                          (In thousands)
Amount of loans receivable
  outstanding at end of period          $  80,503         $   64,904            $  60,658

Allowance for loan losses                     636                540                  520

Non-performing loans:
   Non-accruing loans                          96                290                    0
   Accruing loans past due
     90 days or more                           18                  6                  188

         Total nonperforming loans            114                296                  188

Other real estate                              48                213                  413

         Total nonperforming assets     $     162         $      509            $     601

Nonperforming loans to
   total loans                               0.14%              0.46%                0.31%

Nonperforming assets to total assets         0.16%              0.61%                0.60%

Allowance for loan losses to total
   nonperforming loans                     557.89%            182.43%              276.60%

Allowance for loan losses to total loans     0.79%              0.83%                0.86%

POTENTIAL PROBLEM LOANS

     At September 30, 1998, the Bank has $1,572,000 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

DEPOSITS

     Total deposits at September 30, 1998 were $80,958,665, an increase of $10,229,597 or 14.5% over total deposits of $70,729,068 at December 31, 1997.
All deposit categories except non-interest bearing demand accounts increased from December 31, 1997 to September 30, 1998 with the most significant increases in interest bearing demand accounts and time deposits less than $100,000. Interest bearing demand accounts increased $3,187,081 or 19.8% from $16,069,319 at December 31, 1997 to $19,256,400 at September 30, 1998. Time deposits less than $100,000 increased $5,833,411 or 17.5% from $33,283,518 at December 31,
1997 to $39,116,929 at September 30, 1998. The increase in total deposits was a result of competitive pricing of the money market product and the opening of the Wyomissing office. The increase was primarily used to fund new loans.

OTHER BORROWED FUNDS AND LONG-TERM DEBT

     Other borrowed funds and long-term debt increased $5,549,104 from $5,471,808 at December 31, 1997 to $11,020,912 at September 30, 1998. The
increase was primarily used to fund new loans.

STOCKHOLDERS' EQUITY AND CAPITAL RATIOS

     Total stockholders' equity at September 30, 1998 was $7,321,934 compared to $6,900,406 at December 31, 1997. A comparison of the Bank's capital ratios is as follows:

                                September 30, 1998   December 31, 1997
                                ------------------   -----------------
Tier 1 Capital                         6.94%               8.28%
  (to average assets)

Tier 1 Capital                         9.58%              11.97%
  (to risk-weighted assets)

Total Capital                         10.47%              12.95%
  (to risk-weighted assets)

     The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At September 30, 1998 and December 31, 1997, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

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

     The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $2,212,000. Another source of funds is maturities in the loan portfolio.

     The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $34 million at September 30, 1998. At September 30, 1998, the Bank had $5 million borrowed from the FHLB with a scheduled maturity in 1999.

     Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

FUTURE OUTLOOK

     On August 19, 1998, Community Independent Bank, Inc. was listed on the American Stock Exchange. The trading symbol is INB.

     A cash dividend of six cents per share was declared to shareholders of record on November 2, 1998 payable on November 13, 1998. Community Independent Bank, Inc. has registered a dividend reinvestment plan which will commence with the dividend payment on November 13, 1998.

     A new operations center will house Bernville Bank item processing, marketing, finance, human resource and loan support departments. The operations center is located in Berks Corporate Center, 900 Corporate Drive, Reading. The new operations center will provide additional space for Bernville Bank (subsidiary of Community Independent Bank, Inc.) to service the processing needs of the bank as the bank continues its expected growth. The move will take place in October 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank's exposure to market risk has not changed significantly since December 31, 1997. The market risk principally includes interest rate risk that is discussed above.

ART II OTHER INFORMATION

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

             (b) Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COMMUNITY INDEPENDENT BANK, INC.
                               --------------------------------
                                      (Registrant)



_______                                      _____________________________
Date                                         Arlan J. Werst, President/CEO


_______                                      _______________________________
Date                                         Linda L. Strohmenger, Secretary
                                             (Principal financial officer)