Form 10KSB
period 1998-12-31
COMMUNITY INDEPENDENT BANK INC
filed 1999-03-30
CIK 760993

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                       or

(_) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                                  No. 000-29658
                            (Commission File Number)

                        COMMUNITY INDEPENDENT BANK, INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA                                              23-2357593
------------                                              ----------
(State of Incorporation)                            (IRS Employer ID Number)

201 N. MAIN STREET, BERNVILLE, PA                           19506
---------------------------------                           -----
(Address of Principal Executive Offices)                  (zip code)


                                 (610) 488-1200
                                 --------------
                         (Registrant's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $5.00 Par Value
                          -----------------------------
                                (Title of Class)


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (_)



     The issuer's revenues for the fiscal year ended December 31, 1998 were $7,875,000.


    The aggregate market value of voting stock held by non-affiliates of the registrant is $7,615,494.



     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of February 28, 1999 was 696,774.


DOCUMENTS INCORPORATED  BY REFERENCE:


     Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders.


     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                        COMMUNITY INDEPENDENT BANK, INC.
                        FORM 10-KSB CROSS-REFERENCE INDEX



                                                                            Page
                                                                            ----
Part I
Item 1.    Business                                                         4-10
Item 2.    Properties                                                         10
Item 3.    Legal Proceedings                                                  10
Item 4.    Submission of Matters to a Vote of Security Holders                10

Part II
Item 5.    Market for Registrant's Common Stock and Related Stockholder
             Matters                                                       11-12
Item 6.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                         13-30
Item 7.    Financial Statements
           Independent Auditor's Report                                       31
           Consolidated Balance Sheets as of December 31, 1998 and
             December 31, 1997                                                32
           Consolidated Statements of Income for the Years Ended
             December 31, 1998 and 1997                                       33
           Consolidated Statements of Stockholders' Equity for the Years
             Ended December 31, 1998 and 1997                                 34
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998 and 1997                                       35
           Notes to Consolidated Financial Statements                      36-57
Item 8.    Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure                                             58

Part III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) Of the Exchange Act                58
Item 10.   Executive Compensation                                             58
Item 11.   Security Ownership of Certain Beneficial Owners and Management     58
Item 12.   Certain Relationships and Related Transactions                     58
Item 13.   Exhibits and Reports on Form 8-K                                60-62



Signatures                                                                    59

                                     PART I

ITEM 1. BUSINESS

General

     Community Independent Bank, Inc. (the "Company") is a Pennsylvania business corporation which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Company was incorporated on December 31, 1984 for the purpose of acquiring Bernville Bank, N.A. (the "Bank") and thereby enabling the Bank to operate within a bank holding company structure. The Company became an active bank holding company on December 31, 1984 when it acquired the Bank. The Bank is a wholly-owned subsidiary of the Company.

     The Company's principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking business. The Company, through the Bank, derives substantially all of its income from the furnishing of banking and bank related services.

     The Company is a legal entity separate and distinct from the Bank. The rights of the Company, and thus the rights of the Company's creditors and shareholders, to participate in the distributions and earnings of the Bank, are necessarily subject to the prior claims of the creditors of the Bank, except to the extent that claims of the Company itself as a creditor may be recognized. Such claims on the Bank by creditors other than the Company include obligations in respect of federal funds purchased and certain other borrowings, as well as deposit liabilities.

     The Company directs the policies and coordinates the financial resources of the Bank. The Company provides and performs various technical and advisory services for the Bank, coordinates the Bank's general policies and activities, and participates in the Bank's major business decisions.

     As of December 31, 1998, the Company, on a consolidated basis, had total assets of approximately $101.7 million, total deposits of approximately $85.4 million, and stockholders' equity of approximately $7.4 million.

Bernville Bank, N.A.

     The Bank was incorporated in 1907 under the laws of the United States of America as a national bank under the name "The First National Bank of Bernville." In 1971, the charter was changed to a state charter under the name "Bernville Bank." In 1983, the charter was again changed to a national banking association under the current name. The Bank is a member of the Federal Reserve System.

     As of December 31, 1998, the Bank (exclusive of the holding company assets and liabilities) had total assets of approximately $101.7 million, total deposits of approximately $85.6 million, and stockholders' equity of approximately $7.2 million. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking business. The Bank, with its main office at 201 North Main Street, Bernville, Pennsylvania, also provides services to its customers through three full service branch banks which include drive-in facilities, and one loan service center. The Bank's main office, three full service branch offices, operations center and loan service center are all located in Berks County, Pennsylvania.

     The Bank's services include accepting time, demand and saving deposits, including NOW accounts, regular savings accounts, money market certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, making construction and mortgage loans and the renting of safe deposit facilities. The Bank also offers a check card to its customers and has instituted "Xpress Phone Banking" which provides customers 24-hour access to their accounts. Additional services include making residential mortgage loans, small business loans and student loans. The Bank's business loans include seasonal credit, collateral loans and term loans. The Bank is not authorized to exercise trust powers.

     No material amount of deposits is obtained from a single depositor or group of depositors (including Federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

     Both fixed and adjustable rate residential mortgage loans are offered. Fixed rate loans for residential mortgages have terms up to 30 years. Fixed rate residential mortgage loans ranging from 20 to 30 years are generally sold in the secondary market. Adjustable rate loans are held in portfolio. The current residential mortgage portfolio is comprised of substantially all fixed rate loans.

     Home Equity loans are originated as fixed rate loans with terms generally between 5 to 8 years, and occasionally up to 15 years. Variable-rate home equity loans are also offered and represent approximately only 3% of the portfolio.

     Commercial loans are offered as either variable rate loans for the life of the loan or have a fixed term for 3 to 5 years and then vary according to an index. Fixed rate loans currently represent 76% of the commercial portfolio.

     Consumer loans are primarily fixed rates and represent 94% of the consumer loan portfolio. Lines of credit are offered as adjustable rates and represent 6% of the portfolio.

     The Bank requires private mortgage insurance for all residential mortgage loans in excess of the 80% of the appraised value. For retail loans, the Bank's general policy is not to lend above 95% of the collateral value. However, any retail loan over 85% of the appraised value requires private mortgage insurance. Commercial loans are generally held at 75% loan to value.

     No significant portion of the Bank's loans is concentrated within any one business industry.

     The Bank has no deposits or loans directly with foreign entities, and has a minimal amount of deposits made by persons working in foreign countries. The Bank's assets are not invested in foreign securities, Eurodollars or foreign loans.

Market Area and Competition

     The Bank's primary service area is the northwestern portion of Berks County, Pennsylvania. By all indications, Berks County has experienced and will continue to experience good economic growth. Much of Berks County's land is dedicated to farming, while the number of manufacturing jobs in the area is higher than the national average. Prominent manufacturing employers in Berks County include East Penn Manufacturing Co., Inc., Carpenter Technology Corporation, AT&T Microelectronics, Dana Corporation and Arrow International. The unemployment level in the area has remained low during the recent past. Additionally, Berks County continues to experience moderate population growth as the Philadelphia metropolitan area grows north and west.

     The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. All phases of the Bank's business are highly competitive. The Bank considers its major competition to be Berks County Bank, headquartered in Reading, Pennsylvania, and First National Bank of Leesport, headquartered in Leesport, Pennsylvania.

     The Bank, along with other commercial banks, competes with respect to its lending activities as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Most of these competitors have substantially greater financial resources than the Company including a larger capital base which allows them to attract customers seeking larger loans than the Bank is able to make.

     The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Supervision and Regulation

     The Company is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the FDIC and the Bank is a member of the Bank Insurance Fund which is administered by the FDIC. The Bank is subject to regulation by the Pennsylvania Department of Banking and the FDIC, but, as a national bank, is regulated and examined by the Office of the Comptroller of the Currency.

     The Company is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Federal Reserve Board may also make examinations of the Company. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

     Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Company may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the Company must gain permission from the Federal Reserve Board prior to engaging in most new business activities.

     A bank holding company and its subsidiaries are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Source of Strength Doctrine

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the "source of strength" doctrine.

Dividends

     Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $863,000, plus an additional amount equal to the Bank's net profit for 1999, up to the date of any such dividend declaration.

Capital Adequacy

     The Federal banking regulators have adopted risk-based capital guidelines for bank holding companies, such as the Company. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

     In addition to the risk-based capital guidelines, the Federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. The Company and the Bank exceed all applicable capital requirements.

FDICIA

     In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law. FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1998, the Company and the Bank exceeded the minimum capital levels of the well capitalized category.

     Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

Other Provisions of FDICIA

     Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution's independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which does not include the Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting.

     Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed: asset quality and earnings, operational and managerial, and compensation. Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting,
(iv) interest rate exposure, (v) asset growth, and (vi) compensation, fees and benefits.

     Provisions of FDICIA relax certain requirements for mergers and acquisitions among financial institutions, including authorization of mergers of insured institutions that are not members of the same insurance fund, and provide specific authorization for a federally chartered savings association or national bank to be acquired by an insured depository institution.

     Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $250 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

     FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

FDIC Insurance Assessments

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") created two deposit insurance funds to be administered by the FDIC: the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF). The Bank's deposits are insured under BIF. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premium based on capital and supervisory measures.

     Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater are assigned to the well-capitalized group.

SAIF Re-capitalization Plan

     On September 30, 1996, Congress enacted a SAIF Recapitalization Plan and a plan for banks insured by the fully capitalized BIF to share the burden of repaying outstanding Finance Corporation (FICO) bonds issued to fund SAIF's predecessor (the "FSLIC") in the late 1980s. The legislation enacted by Congress containing the Recapitalization Plan is entitled the Deposit Insurance Funds Act of 1996.

     Under the Recapitalization Plan, SAIF insured institutions were required to pay a one time special assessment in the fourth quarter of 1996 equivalent to
65.7 cents for every $100 of insured deposits as of March 31, 1995. The one time special assessment on SAIF insured deposits is intended to result in a major decrease in annual insurance premiums paid by SAIF insured institutions. At the end of 1996, SAIF insured institutions generally paid 23 cents for each $100 of deposit insurance coverage while BIF insured banks insured by the fully capitalized BIF paid virtually zero assessments.

     As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions will be FICO bond payments. For years 1997 through 1999, SAIF insured institutions will pay approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions will pay approximately 1.3 cents per $100 in deposits. During 1998, the Bank paid $8,654 to the FDIC based on average deposits of approximately $73 million. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will pay approximately 2.43 cents per $100 in deposits toward retirement of the FICO obligations.

     The legislation also contains certain restrictions on the ability of SAIF insured institutions to transfer deposits to BIF insured affiliates and a requirement that Congress must eliminate the thrift charter before merging SAIF into BIF. Finally, the legislation also contained a prohibition against the FDIC assessing any deposit insurance premiums against well-managed, well-capitalized banks when BIF reserves are at or above the statutory reserve requirement of 1.25% of total insured deposits.

Interstate Banking

     Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") in September 1994, interstate acquisitions were prohibited under the terms of the Douglas Amendment to the BHC Act unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990. Similarly, interstate branching was prohibited for national banks and state-chartered member banks by the McFadden Act, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Riegle-Neal Act permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state as of September 29, 1994, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the Federal Reserve Board's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, beginning on June 1, 1997, under the Riegle-Neal Act, a bank can expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Riegle-Neal Act also permits de novo interstate branching as of June 1, 1997 but only if a state affirmatively opts in by appropriate legislation. Once a state opts in to interstate branching, it may not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. The Riegle-Neal Act also subjects foreign banks to some additional requirements, including extending obligations under the Community Reinvestment Act to certain foreign bank acquisitions and regulating the types of activities off-shore branches of foreign banks may conduct. The Pennsylvania Legislature amended the Pennsylvania Banking Code of 1965 in July, 1995, to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and de novo interstate branching.

Year 2000 Compliance

     As the year 2000 approaches, regulation about the Company and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Company and/or the Bank follows.

     In December, 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an inter-agency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Company's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain the Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications which are applications vital to the successful continuance of a core business activity. In addition, the Securities and Exchange Commission (the "SEC") adopted, effective August 4, 1998, an interpretive release providing guidance to public companies, such as the Company, with respect to making meaningful disclosure of their Year 2000 issues. The Company has provided such disclosure in its Management's Discussion and Analysis of Financial Condition and Results of Operation under the heading "Year 2000."

Legislative Developments

     From time to time, various federal and state regulation is proposed that could result in additional regulation of, and restriction on, the business of the Company and the Bank, or otherwise change the business environment. Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of the Company.

Employees

     As of December 31,1998, the Bank had a total of 43 full-time and 13 part-time employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The bank owns the main office of the Company and the Bank located at 201 North Main Street, Bernville, Pennsylvania and its branch offices located on Route 422, R.D. 1, Robesonia, Pennsylvania, and on Roadside Drive, Shartlesville, Pennsylvania. The property on which the main office is situated is comprised of approximately 6,300 square feet of space in the aggregate, of which approximately 2,100 square feet is used for banking facilities and the remainder is used for corporate and other offices. The branch office located in Robesonia is comprised of approximately 2,000 square feet. The branch office located in Shartlesville is also comprised of approximately 2,000 square feet with an additional basement comprised of approximately 1,000 square feet.

     The Bank also leases the premises for one branch location, the operations center and a loan center under operating lease agreements expiring in various years through October 2017. Certain lease agreements contain escalation provisions. The Bank also has options to extend the lease agreements for additional lease terms from five to thirty years. The Bank is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on the buildings. The loan center is located on Berkshire Boulevard in Wyomissing, Pennsylvania, and comprises approximately 1,157 square feet. The branch office is located on Commerce Drive in Wyomissing, Pennsylvania and is comprised of approximately 3,300 square feet. The operations center is located on Corporate Drive of the Berks Corporate Center in Reading, Pennsylvania, and comprises approximately 7,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since August 19, 1998, the Company's Common Stock is traded on the American Stock Exchange under the symbol CMYI. Prior to that date, the Company's stock was traded in the over the counter market. The Common Stock has not been actively traded and there is no assurance that an active market will develop in the future. The following broker-dealers currently make a market in the Company's Common Stock: F.J. Morrissey & Co., Inc., Ryan, Beck & Co., Wheat, First Union Securities Inc. and Berkshire Capital Management.

     The following table sets forth high and low bid prices per share for the Company's Common Stock for each quarter of 1997, and each quarter of 1998, based upon information obtained from the American Stock Exchange (since August 19,
1998) and the OTC Bulletin Board. All such bid prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The table also reflects cash dividends declared on the Company's Common Stock.


                                                                  Dividends
1997                        High bid           Low Bid            Declared
                            --------           -------            --------

       First Quarter        $ 9.375            $ 8.50             $  .055
       Second Quarter        10.25               9.375               .055
       Third Quarter         11.25              10.125               .055
       Fourth Quarter        12.0675            10.625               .06

1998

       First Quarter         12.75              11.75                 .06
       Second Quarter        14.375             12.625                .06
       Third Quarter         16.00              13.50                 .06
       Fourth Quarter        14.625             12.00                 .06


     As of December 31, 1998, 696,774 shares of Common Stock were outstanding held of record by approximately 483 persons, and there were outstanding options which were exercisable on that date (or within 90 days thereof) for 9,267 shares of Common Stock.

     The holders of the Company's Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefor, subject to the payment of any preferential dividend to the holders of the Company's Preferred Stock, if any. Funds for the payment of dividends of the Company are primarily obtained from dividends paid by the Bank.

     On June 25, 1998, the Company adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Company's Common Stock. Participants may also elect to make voluntary cash payments not to exceed $2,500 each quarter for the purchase of additional shares of the Company's Common Stock.

     It is the present intention of the Company's Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends is at the sole discretion of the Board of Directors, and their amount depends upon the earnings, financial condition and capital needs of the Company and the Bank and certain other factors, including restrictions arising from federal banking laws and regulations to which the Company and the Bank are subject.

     The Bank is subject to certain limitations on the amount of cash dividends that it can pay. The prior approval of the Comptroller of Currency of the United States is required if the total of all cash dividends declared by a national bank, such as the Bank, in any calendar year will exceed the sum of such bank's net profits (as defined by statute) for that year combined with the retained net profits for the preceding two calendar years, less any required transfers to surplus. Under this formula, as of December 31, 1998, the Bank has approximately $863,000 legally available for the payment of dividends without such approval. In addition, the Comptroller of the Currency is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Deposit Insurance Corporation Act generally prohibits all payments of the dividends by any bank which is in default of any assessment to the FDIC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA

                                                                     Years Ended December 31,
                                                                   1998        1997        1996
                                                                 --------------------------------
                                                           (Dollars In Thousands, Except Per Share Data)
Income statement data:
     Net interest income                                         $  3,595    $  2,932    $  2,594
     Provision for loan losses                                        240          78          72
     Noninterest income                                               684         431         385
     Noninterest expense                                            3,276       2,489       2,054
     Income before income taxes                                       763         796         853
     Net income                                                       544         587         618

Balance sheet data at year end:
     Total assets                                                $101,722    $ 83,462    $ 68,100
     Loans, net                                                    79,322      64,364      52,217
     Securities available for sale                                 12,876       9,524       6,490
     Securities held to maturity                                       --       1,001       2,513
     Deposits                                                      85,443      70,729      61,135
     Long-term debt                                                 5,000       5,000          --
     Stockholders' equity                                           7,359       6,900       6,435

Per common share data:
     Net income, basic and diluted                               $   0.78    $   0.84    $   1.00
     Cash dividends declared                                         0.24        0.22        0.20
     Book value                                                     10.56        9.91        9.24

Selected ratios:
     Return on average assets                                        0.58%       0.80%       0.94%
     Return on average stockholders' equity                          7.90%       9.17%      12.09%
     Average equity to average assets                                7.38%       8.71%       7.78%
     Allowance for loan losses to total loans at end of period       0.89%       0.82%       0.91%
     Dividend payout ratio                                          30.75%      26.71%      20.63%

The per common share data amounts prior to 1998 have been restated to reflect the 100% stock dividend on July 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements. Reference should be made to those statements and the selected financial data presented elsewhere for an understanding of the following discussion and analysis.

RESULTS OF OPERATIONS

     Community Independent Bank, Inc. recorded net income of $ 544,000 ($0 .78 per share) for 1998 compared to $ 587,000 ($ 0.84 per share) in 1997. Return on average assets was .58% for 1998 and .80% for 1997. The decrease in net income of $ 43,000 in 1998 was primarily caused by an increase in other expenses of $ 787,000 and an increase in the provision for loan losses of $ 162,000 from 1997 to 1998 which was offset by an increase in other income of $ 254,000, and an increase in net interest income of $ 662,000 from 1997 to 1998. A more detailed explanation for each contribution to the change in net income from 1997 to 1998 is included in the remainder of this analysis.


Net Interest Income

     Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. Generally, changes in net interest income are measured by the net interest rate spread and net interest rate margin. The net interest rate spread is equal to the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. The net interest rate margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of average earning assets. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

     Net interest income increased $ 662,000 or 23% in 1998 compared to 1997. Table 1 analyzes the factors contributing to the increase in net interest income in 1998. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in Table 2.

     During 1998, the average yield on earning assets increased .09%, while the average cost of funds increased .23%. An increase of $ 17,404,000 or 31% in average loan volume during 1998 resulted in additional loan interest income of $ 1,533,000. However, lower interest rates resulted in a decrease in the yield earned on average loans in 1998 to 8.79% compared to 8.81% in 1997.

     The Company's securities' portfolio in 1998 grew by $ 1,368,000 or 13% compared to 1997. Interest income increased $ 104,000 or 19% in 1998 compared to 1997 primarily due to the increased portfolio.

     Average interest-bearing demand deposits, savings deposits and certificates of deposit increased by $ 12,288,000 or 21% in 1998 compared to 1997. The increase in interest expense on these deposits of $ 599,000 or 24% was primarily a result of the increase in deposits during 1998 as the average rate paid on deposits increased 8 basis points from 4.42% to 4.50%.

     Likewise, the Company increased its reliance on short-term borrowings and long-term debt as a source of funds in 1998. Average short-term borrowings increased $ 1,917,000, resulting in additional interest expense of $ 111,000 while the rate paid on these borrowings decreased interest expense by $ 8,000. Long-term debt averaged $ 5,000,000 in 1998 compared to $ 1,164,000 in 1997, resulting in additional interest expense of $ 231,000.

Table 1 - Volume/Rate Analysis

                                                                      1998 vs. 1997 Increase
                                                                   (Decrease) Due to Changes In
                                                                   Volume      Rate      Total
                                                                  ------------------------------
                                                                          (In Thousands)
Interest income:
     Interest-bearing deposits with other banks                   $   (23)   $    --    $   (23)
     Securities:
         Taxable                                                      132         18        150
         Tax-exempt                                                   (44)        (2)       (46)
     Federal funds sold                                                (1)        --         (1)
     Loans                                                          1,533        (18)     1,515
                                                                  ------------------------------

                                                                    1,597         (2)     1,595
                                                                  ------------------------------

Interest expense:
     Interest-bearing demand deposits                                 146          6        152
     Savings deposits                                                  (9)       (20)       (29)
     Time deposits                                                    457         19        476
     Short-term borrowings                                            111         (8)       103
     Long-term borrowings                                             231         --        231
                                                                  ------------------------------

                                                                      936         (3)       933
                                                                  ------------------------------

              Net interest income                                 $   661    $     1    $   662
                                                                  ==============================


Table 2 - Average Balances and Interest Rates

                                                                 1998                                  1997
                                                   -----------------------------------    -----------------------------------
                                                               Interest                                Interest
                                                   Average      Income        Average     Average       Income      Average
                                                   Balance     (Expense)        Rate      Balance      (Expense)      Rate
                                                   -----------------------------------    -----------------------------------
                                                                             (In Thousands)
        Assets

Earning assets:
    Taxable securities                             $10,261      $   586          5.71%     $ 8,031      $   445         5.54%
    Tax-exempt securities                              684           29          4.24        1,675           75         4.48
    Other                                              819           50          6.11        1,137           65         5.72
    Loans, net of reserves                          74,266        6,525          8.79       56,862        5,010         8.81
                                                   ---------------------                  -----------------------

        Total interest earning assets               86,030        7,190          8.36       67,705        5,595         8.26

Other assets                                         7,326           --                      5,803           --
                                                   -----------------------------------    -----------------------

        Total assets                               $93,356        7,190          7.70%     $73,508        5,595         7.61%
                                                   ========                   ========     =======                   ========

    Liabilities and Stockholders' Equity

Interest bearing deposits:
    Demand deposits                                $18,948          642          3.39%     $14,604          490         3.36%
    Savings deposits                                 9,752          221          2.27       10,113          250         2.47
    Time deposits                                   41,048        2,278          5.55       32,743        1,802         5.50
                                                   ---------------------                  -----------------------

        Total interest bearing deposits             69,748        3,141          4.50       57,460        2,542         4.42

Short-term borrowings                                2,799          154          5.50          882           51         5.78
Long-term borrowings                                 5,000          301          6.02        1,164           70         6.02
                                                   ---------------------                  -----------------------

        Total interest bearing liabilities          77,547        3,596          4.64       59,506        2,663         4.48

Non-interest bearing demand deposits                 8,303           --                      7,150           --
Other liabilities                                      617           --                        452           --
Stockholders' equity                                 6,889           --                      6,400           --
                                                   ---------------------                  -----------------------

        Total liabilities and
          stockholders' equity                     $93,356                                 $73,508
                                                   =======                                ========

Interest rate spread                                                             3.06%                                  3.13%
                                                                               =======                               ========

Net interest income/margin                                      $ 3,594          4.18%                  $ 2,932         4.33%
                                                                ======================                  =====================

     For purposes of computing average loan balances, nonaccruing loans are included in the daily average loan balance. Yields on tax-free securities are not presented on a tax equivalent basis.

Other Income

     Other income increased by $ 254,000 or 59% from 1997 to 1998. The increase which occurred in 1998 is summarized as follows. Service charges on deposit accounts increased $ 44,000 or 21% which directly correlated with the increase in customer accounts. The increase in other income of $ 122,000 or 70% is due to an increase in earnings on life insurance policies and loan related fees. Gains on loan sales increased $ 88,000 or 200% as a result of an increase in the volume of loan sales.


Other Expenses

     Other expenses increased $ 787,000 or 32% in 1998 to $ 3,276,000 compared to $ 2,489,000 in 1997. Salaries and benefits totaled $ 1,694,000 in 1998, an increase of $ 431,000 or 34% from 1997. Occupancy expense totaled $ 325,000 in 1998, an increase of $ 130,000 or 68% compared to $ 194,000 in 1997. Equipment and furniture expenses increased $ 72,000 or 31% in 1998 to $ 308,000 compared to $ 236,000 in 1997. The increase in salaries and benefits was due to new personnel hired to staff the new branch which opened in November 1997 and to fill new positions created as result of bank growth. The new facility also attributed to the increase in occupancy and equipment expenses from 1997 to 1998. Marketing expenses totaled $ 89,000 in 1998, a decrease of $ 45,000 or 34% from 1997 due to the promotion of the new office in 1997. Professional fees increased $ 62,000 or 221% from $ 28,000 in 1997 to $ 90,000 in 1998 as a result of additional professional services needed for the Company's initial registration of its stock and subsequent SEC filings.

     Other expenses increased to $ 602,000 in 1998 compared to $ 450,000 in 1997, an increase of $ 152,000 or 34%. Other expenses included in this category include directors' fees, ATM fees, FDIC insurance premiums, examinations, travel, telephone, dues and subscriptions, postage, training and charitable contributions. The increase in such expense categories is primarily the result of the Company's growth.


Provision for Federal Income Taxes

     The provision for federal income taxes was $ 219,000 for 1998 as compared to $ 209,000 for 1997. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 29% in 1998 and 27% in 1997. The tax rate for both periods was less than the federal statutory rate of 34%, primarily because of tax-exempt securities and loan income.

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", income taxes are accounted for under the liability method. Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement and tax basis of existing assets and liabilities. At December 31, 1998, deferred tax assets amounted to $ 241,000 and deferred tax liabilities amounted to $ 190,000. Deferred tax assets are realizable primarily through carryback of existing temporary differences to recover taxes paid in prior years, and through the future reversal of existing temporary differences.


                               FINANCIAL CONDITION

     The Company's financial condition can be evaluated in terms of trends in its sources and uses of funds. Table 3 illustrates how the Company has managed its sources and uses of funds which are directly affected by outside economic factors, such as interest rate fluctuations.

Table 3 - Sources and Uses of Funds

                                                      1998             Increase (Decrease)              1997
                                                    -----------------------------------------------------------
                                                     Average                                           Average
                                                     Balance          Amount            %              Balance
                                                    -----------------------------------------------------------
                                                                        (In Thousands)
Funding uses:
     Loans:
         Commercial                                 $ 22,521         $  8,862          64.88%         $ 13,659
         Mortgage                                     46,700            7,464          19.02            39,236
         Consumer                                      5,638            1,158          25.85             4,480
                                                    --------------------------                        --------

                                                      74,859           17,484          30.47            57,375
     Less allowance for loan losses                     (593)             (80)         15.59              (513)
                                                    --------------------------                        --------

                                                      74,266           17,404          30.61            56,862
                                                    --------------------------                        --------

     Interest-bearing deposits with banks                192             (427)        (69.98)              619
                                                    --------------------------                        --------

     Securities:
         Taxable                                      10,871            2,359          27.71             8,512
         Tax-exempt                                      684             (991)        (59.16)            1,675
                                                    --------------------------                        --------

                                                      11,555            1,368          13.43            10,187
                                                    --------------------------                        --------

     Federal funds sold                                   17              (20)        (54.05)               37
                                                    --------------------------                        --------

     Total interest earning assets                    86,030           18,325          27.07            67,705
     Other assets                                      7,326            1,523          26.25             5,803
                                                    --------------------------                        --------

              Total uses                            $ 93,356         $ 19,848          27.00%         $ 73,508
                                                    ==========================                        ========

Funding sources:
     Deposits:
         Demand                                     $  8,303         $  1,153          16.13%         $  7,150
         Interest-bearing demand                      18,948            4,344          29.75            14,604
         Savings                                       9,752             (361)         (3.57)           10,113
         Time under $ 100,000                         36,168            6,873          23.46            29,295
                                                    --------------------------                        --------

              Total core deposits                     73,171           12,009          19.63            61,162

     Time over $ 100,000                               4,880            1,432          41.53             3,448
                                                    --------------------------                        --------

              Total deposits                          78,051           13,441          20.80            64,610
                                                    --------------------------                        --------

     Funds borrowed:
         Short-term                                    2,799            1,917         217.35               882
         Long-term                                     5,000            3,836         329.55             1,164
                                                    --------------------------                        --------

              Total funds borrowed                     7,799            5,753         281.18             2,046

              Total deposits and funds borrowed       85,850           19,194          28.80            66,656

     Other liabilities                                   617              165          36.50               452
     Stockholders' equity                              6,889              489           7.64             6,400
                                                    --------------------------                        --------

              Total sources                         $ 93,356         $ 19,848          27.00%         $ 73,508
                                                    ==========================                        ========

Loans Receivable

     Average loans receivable, net of the allowance for loan losses, increased $ 17,404,000 or 30% in 1998. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in the Company's market area and competitive pricing. Table 4 provides an analysis of the Company's loan distribution at the end of each of the last two years. Consumer loans include revolving credit plans, personal lines of credit, installment loans and student loans. Loans which are secured by real estate include residential and nonresidential mortgages and home equity loans to individuals.

Table 4 - Loan Portfolio

                                                    December 31,
                                                1998             1997
                                          ----------------------------------
                                                   (In Thousands)

Commercial, financial and agricultural     $       16,019   $       9,594
Consumer, net of unearned discount                  5,185           4,592
Real estate                                        58,856          50,731
All other                                             464             567
                                          ----------------------------------

                                           $       80,524   $      65,484
                                          ==================================

Table 5 - Loan Maturities

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding at December 31, 1998.

                                            Due In One     Due In One   Due In Over
                                           Year Or Less  To Five Years  Five Years       Total
                                           ------------------------------------------------------
                                                             (In Thousands)

Commercial, financial and agricultural      $   3,926    $     6,929   $    5,164    $   16,019
All other                                           -             19          445           464
                                           ------------------------------------------------------

                                            $   3,926    $     6,948   $    5,609    $   16,483
                                           ======================================================

Interest rates on loans which are:
     Fixed                                               $     5,673   $    5,340
     Floating                                                  1,275          269
                                                        -----------------------------

                                                         $     6,948   $    5,609
                                                        =============================

Nonperforming Loans

     Table 6 reflects the Company's nonaccrual, past due and restructured loans for each of the past two years. A loan is generally placed on nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.

Table 6 - Nonperforming Loans

                                                                     December 31,
                                                                  1998          1997
                                                             ---------------------------
                                                                    (In Thousands)
Average loans outstanding                                     $   74,859   $   57,375
                                                             ===========================

Nonaccrual loans:
     Commercial                                               $        -   $        -
     Real estate                                                      93          290
     Consumer                                                          -            -
                                                             ---------------------------

              Total nonaccrual loans                                  93          290

Accruing loans past due 90 days or more                              202            6
Restructured loans                                                     -            -
                                                             ---------------------------

                                                              $      295   $      296
                                                             ===========================

Ratio of nonperforming loans to average loans outstanding           0.39%        0.52%
                                                             ===========================

     All of the nonaccrual loans at December 31, 1998 are secured by real estate or otherwise guaranteed as to repayment. Management has identified $ 1,334,000 as potential problem loans that are not included in the above table.

Table 7 - Nonaccrual and Restructured Loans - Related Information


                                                                         December 31,
                                                                        1998      1997
                                                                     ---------------------
                                                                        (In Thousands)
Interest income that would have been recorded under original terms    $     8    $    16
Interest income reported during the period                                  -          -
Commitments to lend additional funds                                        -          -

Allowance for Loan Losses

     The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. Table 8 is an analysis of the allowance for loan losses for the past two years.

Table 8 - Summary of Loan Loss Experience

                                                                  December 31,
                                                                1998       1997
                                                            -------------------
                                                                (In Thousands)

Average loans outstanding                                    $74,859    $57,375
                                                            ===================

Allowance for loan losses at January 1                       $   540    $   484
                                                            -------------------

Losses charged to allowance:
     Commercial                                                   --         12
     Real estate                                                  42         --
     Consumer                                                     26         14
                                                            -------------------

                                                                  68         26
                                                            -------------------

Recoveries credited to allowance:
     Commercial                                                    1         --
     Real estate                                                   3         --
     Consumer                                                      4          4
                                                            -------------------

                                                                   8          4
                                                            -------------------

Net charge-offs                                                   60         22

Provision for loan losses                                        240         78
                                                            -------------------

Allowance for loan losses at December 31                     $   720    $   540
                                                            ===================

Ratio of net charge-offs to average loans outstanding           0.08%      0.04%
                                                            ===================

     The specific allocations of the allowance for loan losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate. Table 9 reflects the allocations of the allowance for loan losses for each of the past two years.

Table 9 - Allocation of the Allowance for Loan Losses

                                      1998                      1997
                               ----------------------------------------------
                                            % Of                       % Of
                               Amount       Loans        Amount        Loans
                               ----------------------------------------------
                                              (In Thousands)

Commercial                     $602          20.2%        $293          15.5%
Real estate                     103          73.4           95          77.5
Consumer                         15           6.4           25           7.0
Unallocated                      --            --          127            --
                               -----------------------------------------------
                               $720         100.0%        $540         100.0%
                               ===============================================

     Highly leveraged transactions (HLTs) generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts and result in the borrower's debt-to-total assets ratio exceeding 75%. The Bank had no loans at December 31, 1998 that qualified as HLTs.


Securities

     The Company's securities' portfolio is classified as either "held to maturity" or "available for sale". At December 31, 1998, all of the Company's securities were classified as available for sale. Securities classified as held to maturity are carried at amortized cost and include those securities that the bank has both the intent and ability to hold to maturity. Securities classified as available for sale, which are those securities that the bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as accumulated other comprehensive income on the balance sheet.

     Average securities increased to $ 11,555,000 in 1998 from $ 10,187,000 in 1997. The increase of $ 1,368,000 or 13% was primarily due to the purchase of U.S. Government agency obligations with proceeds from the maturity of the held to maturity securities and deposit growth.

     Table 10 sets forth the carrying amount of securities at the dates indicated.

Table 10 - Securities Portfolio

                                                            December 31,
                                                       1998             1997
                                                   ---------------------------
                                                        (In Thousands)

Held to maturity, U.S. Treasury securities          $        -   $    1,001
                                                   ===========================

Available for sale securities (at fair value):
     U.S. Treasury securities                            4,568        4,543
     U.S. Government agencies                            7,099        3,486
     State and political subdivisions                      462        1,011
     Equity securities                                     747          484
                                                   ---------------------------

                                                    $   12,876   $    9,524
                                                   ===========================

     Table 11 sets forth the maturities and the weighted average yields of securities by contractual maturities at December 31, 1998. Yields on obligations of states and political subdivisions are not presented on a tax equivalent basis.

Table 11 - Analysis of Securities

                                                                              Maturing
                                                               After One Year But     After Five Years
                                          Within One Year       Within Five Years   But Within Ten Years  After Ten Years
                                      --------------------------------------------------------------------------------------
                                         Amount      Yield      Amount      Yield     Amount    Yield     Amount    Yield
                                      --------------------------------------------------------------------------------------
                                                                         (In Thousands)
Available for sale:
    U.S. Treasury securities            $2,534       6.20%     $2,034       6.20%     $   --       --   $    --       --%
    U.S. Government agencies               499       5.10       6,600       5.60          --       --        --       --
    State and political subdivisions        --         --         379       4.49          83     4.95        --       --
                                      ---------               --------               --------          ---------
                                        $3,033       4.75%     $9,013       5.91%     $   83     4.73   $    --       --%
                                      =========               ========               ========          =========

Deposits

     The Company's primary source of funds continues to be core deposit accounts which include both interest and noninterest bearing demand, savings and time deposits under $ 100,000. Core deposits increased an average of $ 12,009,000 or 20% in 1998. The largest category of core deposits and the primary source of funds continues to be time deposits under $ 100,000. This category includes certificates of deposit, which allow customers to invest their funds at selected maturity ranges from fourteen days to ten years, individual retirement accounts, and the Bank's passbook accounts. The average balance of these funds increased $ 6,873,000 or 23% in 1998.

     Interest bearing demand accounts, consisting of N.O.W. and Money Market accounts increased an average of $4,344,000 or 30% in 1998. The increase was a result of competitive pricing of the money market product and the opening of a new office.

Table 12 - Average Deposits and Average Rates by Major Classification

                                         1998                       1997
                               ------------------------------------------------
                                   Amount       Rate          Amount       Rate
                               ------------------------------------------------
                                                  (In Thousands)

Non-interest bearing demand     $     8,303       --%     $    7,150       --%
Interest-bearing demand              18,948     3.39          14,604     3.36
Savings deposits                      9,752     2.27          10,113     2.47
Time deposits                        41,048     5.55          32,743     5.50
                               ---------------            --------------

                                $    78,051                $  64,610
                               ===============            ==============

     At December 31, 1998, time deposits outstanding in an individual amount of $ 100,000 or more totaled $ 5,494,000. The maturities of these deposits are reflected in Table 13.

Table 13 - Maturities of Time Deposits of $100,000 or More

                                                                1998
                                                          ------------------
                                                           (In Thousands)

Three months or less                                       $         1,530
Over three months through six months                                 1,024
Over six months through twelve months                                1,764
Over twelve months                                                   1,176
                                                          ------------------

                                                           $         5,494
                                                          ==================


Short-term Borrowings and Long-term Debt

     Borrowed funds are utilized when timing differences occur between the purchase of new assets and the maturity of existing assets. Management also uses borrowed funds as an asset/liability tool to match the repricing characteristics of certain earning assets, allowing for core funds to be used for additional loan volume or security purchases.

Table 14 - Borrowed Funds

                                            1998             1997
                                      -----------------------------------
                                                (In Thousands)

Short-term borrowings                  $        3,423   $           472
Long-term debt                                  5,000             5,000
                                      -----------------------------------

                                       $        8,423   $         5,472
                                      ===================================

     The Company maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $ 88,000 and $ 472,000 at December 31, 1998 and 1997 respectively, with interest payable at a variable rate (4.11% and 5.25% at December 31, 1998 and 1997 respectively).

     The Company has an arrangement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a maximum percentage of qualifying assets. At December 31, 1998, the Bank has a maximum borrowing capacity of $ 34,791,000.

     The Company has a line of credit under the "RepoPlus" Advance program with the Federal Home Loan Bank which expires June 24, 1999 for borrowings up to $ 10,000,000. Borrowings under this line of credit were $ 3,335,000 and $ -0- at December 31, 1998 and 1997 respectively.

     Long-term debt is an advance from the Federal Home Loan Bank under a note totaling $ 5,000,000 at a fixed rate of interest of 6.02% which matures in 1999.


Capital Requirements/Ratios

     The Company places a significant emphasis on maintaining a strong capital base. The capital resources of the Bank consist of two major components of regulatory capital, stockholders' equity and the allowance for loan losses. The Bank's capital maintained steady growth during 1998.

     Current capital guidelines issued by federal regulatory authorities require the bank to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on and off balance sheet items.

     Risk-based capital guidelines redefine the components of capital, categorize assets into risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier I and Tier II capital. Tier I capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier II capital is comprised of the allowance for loan losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% of Tier I capital and 8% of risk-adjusted assets in total capital.

     The Company is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. As of December 31, 1998 the Company had a leverage ratio of 7.04%.

Table 15 - Capital Ratios

                                                                     1998        1997
                                                                 -------------------------
                                                                      (In Thousands)
Tier I, common stockholders' equity                               $   7,058   $    6,625
Tier II, allowable portion of allowance for loan losses                 720          540
                                                                 -------------------------

              Risk-based capital                                  $   7,778   $    7,165
                                                                 =========================

Risk adjusted assets, including off-balance-sheet exposures       $  71,192   $   55,338
                                                                 =========================

Tier 1 risk-based capital ratio                                        9.91%       11.97%
                                                                 =========================

Total risk-based capital ratio                                        10.93%       12.95%
                                                                 =========================

     Note: Unrealized gains or losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.


Capital Analysis

     During 1998, the Company paid cash dividends to its stockholders amounting to $ 167,000 compared to $ 157,000 in 1997. On a per share basis, the Company paid dividends of $ .24 in 1998 compared to $ .22 in 1997.

     On June 25, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on July 31, 1998 to stockholders of record on July 17, 1998. The stock split resulted in the issuance of 348,387 additional common shares and all per share data has been adjusted for the effect of the stock split.

     Also, on June 25, 1998, the Company adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Company's common stock. Participants may also elect to make voluntary cash payments not to exceed $ 2,500 each quarter for the purchase of additional shares of the Company's common stock. The common stock must be purchased in the open market through May 1999. Subsequent to that date, it may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Company has reserved 225,000 shares of common stock for possible issuance under the plan.

     Stockholders' equity is adjusted for the effect of unrealized gains and losses, net of tax, on securities classified as available for sale. At December 31, 1998 and 1997, stockholders' equity included $ 99,000 and $ 18,000 respectively, in unrealized gains.

     The return on average equity at December 31, 1998 was 7.90%, a decrease from 9.17% at December 31, 1997.

                                             Relationship Between
                                         Significant Financial Ratios
                                        --------------------------------
                                             1998            1997
                                        --------------------------------

Return on average equity                     7.90  %        9.17   %
Earnings retained                           69.25          73.29
Internal capital growth                      5.47           6.72
Change in average assets                    27.00          11.88
Equity to average assets                     7.38           8.71
Growth in average equity                     7.64          25.20
Dividend payout ratio                       30.75          26.71

Note: Internal capital growth is equal to return on average equity multiplied by earnings retained.

Interest Rate Sensitivity and Market Risk

     The operations of the Company are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest earning assets and the amount of interest bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods.

     The principal objective of the Company's asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. The Company utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. Management continues to monitor sensitivity in order to avoid overexposure to changing interest rates.

     Another method used by management to review its interest sensitivity position is through "simulation". In simulation, the Company projects the future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in our operating environment. Management cannot measure levels of interest income associated with potential changes in the Company's operating environment. Management cannot predict the direction of interest rates or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

     The operations of the Company do not subject it to foreign currency exchange or commodity price risk. Also, the Company does not utilize interest rate swaps, caps or other hedging transactions.

     The Company's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The Bank has implemented several strategies to manage interest rate risk which include selling most newly originated residential mortgages, increasing the volume of variable rate commercial loans and maintaining a short maturity in the investment portfolio.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For securities, loans and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. The Company has no market risk sensitive instruments entered into for trading purposes.

Table 16 - Interest Rate Sensitivity

                                                               Over Three    Over Six     Over One
                                                               Months But   Months But    Year But
                                                 Three Months  Within Six   Within One  Within Three   Over Three
                                                    Or Less       Months       Year         Years        Years         Total
                                                ------------------------------------------------------------------------------
                                                                           (In Thousands)
Interest earning assets:
  Interest-bearing deposits with
    other banks                                   $     26     $     --     $     --     $     --     $     --      $     26
  Securities (amortized cost):
    U.S. treasuries                                     --          500        2,008        1,996           --         4,504
    U.S. Government agencies                           500           --           --        6,520           --         7,020
    Municipals                                          --           --           --          285          170           455
  Loans                                             12,429        1,860        5,084       15,001       47,202        81,576
                                                ------------------------------------------------------------------------------
      Total interest-earning assets                 12,955        2,360        7,092       23,802       47,372        93,581
                                                ------------------------------------------------------------------------------

Interest-bearing liabilities:
  Interest-bearing demand deposits (1)               4,548           --           --       16,601           --        21,149
  Savings deposits (2)                                 102           --           86           --        9,433         9,621
  Time deposits                                      6,852        5,089       15,588       13,926        3,666        45,121
  Short-term borrowings                              3,423           --           --           --           --         3,423
  Long-term borrowings                                  --           --        5,000           --           --         5,000
                                                ------------------------------------------------------------------------------
      Total interest-bearing liabilities            14,925        5,089       20,674       30,527       13,099        84,314
                                                ------------------------------------------------------------------------------
      Interest sensitivity gap                    $ (1,970)    $ (2,729)    $(13,582)    $ (6,725)    $ 34,273      $  9,267
                                                ==============================================================================
      Cumulative sensitivity gap                  $ (1,970)    $ (4,699)    $(18,281)    $ 25,006)    $  9,267
                                                ===============================================================

(1) Interest-bearing demand deposits over one year but within three years include mostly money markets which normally do not reprice on a regular basis.

(2) Three months or less consist of vacation clubs, over six months but within one year consist of Christmas clubs and over three years consist of regular savings which normally do not reprice on a regular basis.

Liquidity

     Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities and maturities of earning assets.

     The Company's principal source of assets liquidity is the securities portfolio. As disclosed in Note 3 of the financial statements, the carrying value of securities maturing in less than one year equals $ 3,033,000. Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 5) illustrates the maturities of commercial loans.

     The Company also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank as previously discussed.

     Management believes that the Company's liquidity is sufficient to meet its anticipated needs.


Year 2000

     The Company has made, and is continuing to make, a concerted effort to insure that all aspects of the Company's operation will not be adversely affected by the changeover to year 2000. Senior management and the Board of Directors of the Company have been actively involved in the planning, allocating of resources and monitoring the progress to evaluate and implement corrective actions to assure Y2K readiness. The Company has named the Vice President of Operations as the Y2K Coordinator to oversee the project. A Y2K committee comprised of members of Senior Management regularly reviews the status of Y2K activities. The Y2K Coordinator reports to the Board of Directors on a monthly basis.

     The Company's software systems are products provided by software vendors and are not developed in-house. The Company has contacted and is working closely with its vendors to ensure readiness. Early in the Y2K project, mission critical applications were identified. These applications have all been certified as Y2K ready. The Company has participated in a joint Y2K testing program with its primary software vendor. All PCs have been tested for Y2K compliance. BIOS upgrades were made to those PCs which did not pass the initial tests. ATMs were upgraded to assure their readiness for Year 2000.

     Systems such as HVAC, security access systems, elevators, calculators, etc. were all checked and verified for Year 2000 readiness.

     Through December 31, 1998, the Company incurred approximately $ 15,000 in expenses related to the Year 2000. Through 1999, the Company anticipates incurring an additional $ 4,000 in expenses.

     The Company has identified and contacted its major commercial customers concerning the Y2K efforts of the commercial customers. Information concerning Y2K and the Companies readiness efforts has been made available to all customers of the Company. Employees of the Company have been informed of the Company's efforts through articles in the Company's weekly newsletter.

     As part of the planning process, the Company is also developing contingency plans that will provide alternative methods of doing business, should it be necessary. The Company has in place a contract with an alternative site provider to provide contingency processing services.

Effects of Inflation

     The majority of assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The precise impact of inflation upon the Company is difficult to measure. Inflation may affect the borrowing needs of consumers, thereby impacting the growth rate of the Company's assets. Inflation may also affect the general level of interest rates, which can have a direct bearing on the Bank.

         Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Community Independent Bank, Inc.
Bernville, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A., as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A., as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       /s/ BEARD & COMPANY, INC.

Reading, Pennsylvania
January 22, 1999

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
December 31,                                                       1998               1997
---------------------------------------------------------------------------------------------------
             ASSETS

Cash and due from banks                                     $       2,998,485   $       1,701,268
Interest bearing deposits in other banks                               25,707           1,773,211
Federal funds sold                                                          -             158,000
                                                           ----------------------------------------
             Cash and cash equivalents                              3,024,192           3,632,479
Securities available for sale                                      12,876,464           9,524,028
Securities held to maturity, fair value 1997 $ 999,375                      -           1,000,585
Mortgage loans held for sale                                        1,051,500                   -
Loans receivable, net of allowance for loan losses
     1998 $ 719,788; 1997 $ 540,158                                79,322,201          64,364,029
Bank premises and equipment, net                                    2,710,743           2,636,981
Accrued interest receivable and other assets                        2,736,735           2,303,885
                                                           ----------------------------------------

             Total assets                                   $     101,721,835   $      83,461,987
                                                           ========================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
         Non-interest bearing                               $       9,551,421   $       7,442,811
         Interest bearing                                          75,891,372          63,286,257
                                                           ----------------------------------------

             Total deposits                                        85,442,793          70,729,068

     Other borrowed funds                                           3,423,300             471,808
     Long-term debt                                                 5,000,000           5,000,000
     Other liabilities                                                496,270             360,705
                                                           ----------------------------------------

             Total liabilities                                     94,362,363          76,561,581
                                                           ----------------------------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $ 5.00 per share;
         authorized and unissued 1,000,000 shares                           -                   -
     Common stock, par value $ 5.00 per share;
         authorized 5,000,000 shares; issued and
         outstanding 1998 696,774 shares; 1997
         348,287 shares                                             3,483,870           1,741,435
     Surplus                                                          142,148           1,882,808
     Retained earnings                                              3,634,445           3,257,894
     Accumulated other comprehensive income                            99,009              18,269
                                                           ----------------------------------------

             Total stockholders' equity                             7,359,472           6,900,406
                                                           ----------------------------------------

             Total liabilities and stockholders' equity     $     101,721,835   $      83,461,987
                                                           ========================================

See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   1998              1997
---------------------------------------------------------------------------------------------------------
Interest income:
     Loans receivable, including fees                                $      6,524,913   $     5,010,103
     Securities:
         Taxable                                                              586,566           445,055
         Tax-exempt                                                            28,794            74,831
     Other                                                                     50,057            64,889
                                                                    -------------------------------------

             Total interest income                                          7,190,330         5,594,878
                                                                    -------------------------------------

Interest expense:
     Deposits                                                               3,140,848         2,542,353
     Other borrowed funds                                                     153,841            50,430
     Long-term debt                                                           301,000            70,096
                                                                    -------------------------------------

             Total interest expense                                         3,595,689         2,662,879
                                                                    -------------------------------------

             Net interest income                                            3,594,641         2,931,999

Provision for loan losses                                                     240,000            78,000
                                                                    -------------------------------------

             Net interest income after provision for loan losses            3,354,641         2,853,999
                                                                    -------------------------------------

Other income:
     Customer service fees                                                    256,276           212,396
     Net gains from sale of loans                                             131,537            43,622
     Other                                                                    296,639           174,608
                                                                    -------------------------------------

             Total other income                                               684,452           430,626
                                                                    -------------------------------------

Other expenses:
     Salaries and employee benefits                                         1,693,963         1,262,118
     Occupancy                                                                324,666           194,327
     Equipment                                                                307,792           236,326
     Marketing and advertising                                                 88,769           133,884
     Loan collection and foreclosed real estate                                89,342           105,288
     Stationery and supplies                                                   79,311            79,101
     Professional fees                                                         90,258            27,743
     Other                                                                    601,959           449,911
                                                                    -------------------------------------

             Total other expenses                                           3,276,060         2,488,698
                                                                    -------------------------------------

             Income before income taxes                                       763,033           795,927

Federal income taxes                                                          219,280           209,064
                                                                    -------------------------------------

             Net income                                              $        543,753   $       586,863
                                                                    =====================================

Basic and diluted earnings per share                                 $          0.78    $         0.84
                                                                    =====================================

See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1998 and 1997
---------------------------------------------------------------------------------------------------------------------------------


                                                Common Stock                                           Accumulated
                                       -------------------------------                                    Other
                                          Number           Par                         Retained      Comprehensive
                                         Of Shares        Value         Surplus        Earnings         Income           Total
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 1996                 348,287   $  1,741,435   $  1,882,808   $   2,827,759   $   (16,580)   $   6,435,422
                                                                                                                 ----------------
    Comprehensive income:
       Net income                                -              -              -         586,863             -          586,863
       Net change in unrealized gain
          on securities available for
          sale, net of taxes                     -              -              -               -        34,849           34,849
                                                                                                                 ----------------

          Total comprehensive income                                                                                    621,712
                                                                                                                 ----------------

    Cash dividends ($ .22 per share)             -              -              -        (156,728)            -         (156,728)
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 1997                 348,287      1,741,435      1,882,808       3,257,894        18,269        6,900,406
                                                                                                                 ----------------
    Comprehensive income:
       Net income                                -              -              -         543,753             -          543,753
       Net change in unrealized gain
          on securities available for
          sale, net of taxes                     -              -              -               -        80,740           80,740
                                                                                                                 ----------------

          Total comprehensive income                                                                                    624,493
                                                                                                                 ----------------

    Stock options exercised                    100            500          1,275               -             -            1,775
    Two-for-one stock split                348,387      1,741,935     (1,741,935)              -             -                -
    Cash dividends ($ .24 per share)             -              -              -        (167,202)            -         (167,202)
                                       ------------------------------------------------------------------------------------------

Balance, December 31, 1998                 696,774   $  3,483,870   $    142,148   $   3,634,445   $    99,009    $   7,359,472
                                       ==========================================================================================

See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              1998               1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $        543,753   $        586,863
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Provision for loan losses                                                       240,000             78,000
         Provision for depreciation                                                      264,097            201,073
         Gain on disposal of property and equipment                                            -             (1,800)
         Net gains on sale of loans                                                     (131,537)           (43,622)
         Net amortization of securities premiums and discounts                             6,073             19,846
         Amortization of mortgage servicing rights                                        20,223              6,879
         Loans originated for sale                                                    (9,560,950)        (2,547,172)
         Proceeds from sale of loans                                                   8,640,987          2,590,794
         (Increase) decrease in accrued interest receivable and other assets             (94,704)            89,867
         Increase in other liabilities                                                   135,565             61,574
                                                                               --------------------------------------

             Net cash provided by operating activities                                    63,507          1,042,302
                                                                               --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity                           1,000,000          1,500,000
     Proceeds from maturities of securities available for sale                         2,135,000          2,185,000
     Purchase of securities available for sale                                        (5,370,591)        (5,173,233)
     Net increase in loans                                                           (15,283,134)       (12,245,755)
     Proceeds from sale of property and equipment                                              -             18,810
     Purchases of bank premises and equipment                                           (337,859)          (529,249)
     Purchase of life insurance                                                         (315,000)        (1,450,000)
                                                                               --------------------------------------

             Net cash used in investing activities                                   (18,171,584)       (15,694,427)
                                                                               --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                         14,713,725          9,593,066
     Net increase in other borrowed funds                                              2,951,492            241,908
     Proceeds from long-term debt                                                              -          5,000,000
     Cash dividends                                                                     (167,202)          (156,728)
     Proceeds from common stock options exercised                                          1,775                  -
                                                                               --------------------------------------

             Net cash provided by financing activities                                17,499,790         14,678,246
                                                                               --------------------------------------

             Increase (decrease) in cash and due from banks                             (608,287)            26,121

Cash and cash equivalents:
     Beginning                                                                         3,632,479          3,606,358
                                                                               --------------------------------------

     Ending                                                                     $      3,024,192   $      3,632,479
                                                                               ======================================

Cash payments for:
     Interest                                                                   $      3,558,642   $      2,621,742
                                                                               ======================================

     Income taxes                                                               $        250,939   $        202,143
                                                                               ======================================

See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:
     The Bank operates under a national bank charter and provides full banking services. As a national bank, the Bank is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The bank holding company (Parent Company) is subject to regulation of the Federal Reserve Bank. The area served by the Bank is principally Berks County, Pennsylvania.

Principles of consolidation:
     The accompanying consolidated financial statements include the accounts of Community Independent Bank, Inc. (the Corporation) and its wholly-owned subsidiary, Bernville Bank, N.A. (the Bank). All significant intercompany accounts and transactions have been eliminated.

Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of cash flows:
     For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks.

Securities:
     Securities classified as available for sale are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Available for sale securities are carried at fair value. Unrealized gains or losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Mortgage loans held for sale:
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. All sales are made without recourse. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans receivable:
     Loans generally are stated at their outstanding unpaid principal balances net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing these amounts over the estimated life of the loan.

     A loan is generally considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for loan losses:
     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. By the time a loan becomes probable of foreclosure, it has been charged down to fair value, less estimated costs to sell.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loan servicing:
     The cost of mortgage servicing rights is amortized in proportion to and over the period of estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

Bank premises and equipment:
     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed principally on the straight-line method over the estimated useful lives of the related assets.

Advertising costs:
     The Bank follows the policy of charging the costs of advertising to expense as incurred.

Income taxes:
     Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Off-balance sheet financial instruments:
     In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheets when they are funded.

Earnings per share:
     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. Per share amounts have been adjusted to give retroactive effect to stock splits declared through December 31, 1998.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment reporting:
     The Bank acts as an independent community financial services provider, and offers traditional banking and related services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services.

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

New accounting standard:
     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The Bank is required to adopt the Statement on January 1, 2000. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Bank.


2
--------------------------------------------------------------------------------
RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The total of those reserve balances was approximately $ 400,000 at December 31, 1998 and $ 150,000 at December 31, 1997.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




3
--------------------------------------------------------------------------------
SECURITIES

The amortized cost of securities and their approximate fair value at December 31 were as follows:

                                                                         Gross           Gross
                                                       Amortized      Unrealized       Unrealized          Fair
                                                         Cost            Gains           Losses            Value
                                                   --------------------------------------------------------------------
Available for sale securities:
     December 31, 1998:
         U.S. Treasury securities                   $     4,504,588  $     63,381  $              -   $     4,567,969
         U.S. Government agency obligations               7,019,921        80,562            (1,283)        7,099,200
         Obligations of states and political
              subdivisions                                  454,940         7,355                 -           462,295
         Equity securities                                  747,000             -                 -           747,000
                                                   --------------------------------------------------------------------

                                                    $    12,726,449  $    151,298  $         (1,283)  $    12,876,464
                                                   ====================================================================

     December 31, 1997:
         U.S. Treasury securities                   $     4,509,946  $     33,259  $            (77)  $     4,543,128
         U.S. Government agency obligations               3,497,900         1,572           (13,167)        3,486,305
         Obligations of states and political
              subdivisions                                1,005,000         6,095                 -         1,011,095
         Equity securities                                  483,500             -                 -           483,500
                                                   --------------------------------------------------------------------

                                                    $     9,496,346  $     40,926  $        (13,244)  $     9,524,028
                                                   ====================================================================

Held to maturity securities:
     December 31, 1997:
         U.S. Treasury securities                   $     1,000,585  $         -   $         (1,210)  $       999,375
                                                   ====================================================================

Equity securities are principally comprised of stock in the Federal Reserve Bank and Federal Home Loan Bank.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997



3
--------------------------------------------------------------------------------
SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

                                                   Available For Sale
                                           -----------------------------------
                                               Amortized            Fair
                                                 Cost              Value
                                           -----------------------------------

    Due in one year or less                $      3,008,368   $      3,033,282
    Due after one year through five years         8,891,081          9,013,382
    Due after five years through ten years           80,000             82,800
    Equity securities                               747,000            747,000
                                           -----------------------------------

                                           $     12,726,449   $     12,876,464
                                           ===================================

There were no sales of securities during the years ended December 31, 1998 and 1997.

Securities with a carrying value of $ 4,055,000 and $ 5,520,620 at December 31, 1998 and 1997 respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.


4
--------------------------------------------------------------------------------
LOANS RECEIVABLE

Loans receivable are comprised of the following:

                                                       December 31,
                                                  1998             1997
                                          ------------------------------------

    Commercial                             $    27,184,490   $    16,418,588
    Consumer                                     6,172,544         4,917,381
    Mortgage                                    47,167,224        44,148,080
                                          ------------------------------------
                                                80,524,258        65,484,049
    Allowance for loan losses                     (719,788)         (540,158)
    Net deferred loan fees and costs              (482,269)         (579,862)
                                          ------------------------------------

                                           $    79,322,201   $    64,364,029
                                          ====================================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




4
--------------------------------------------------------------------------------
LOANS RECEIVABLE (CONTINUED)

The following table presents changes in the allowance for loan losses:

                                            Years Ended December 31,
                                              1998             1997
                                      ----------------------------------

    Balance, beginning                 $      540,158   $     484,226
    Provision for loan losses                 240,000          78,000
    Loans charged off                         (68,129)        (26,363)
    Recoveries                                  7,759           4,295
                                      ----------------------------------

    Balance, ending                    $      719,788   $     540,158
                                      ==================================

There were no impaired loans at December 31, 1998 and 1997.


5
--------------------------------------------------------------------------------
LOAN SERVICING

The Bank capitalized $ 84,962 and $ 20,991 of mortgage servicing rights for loans originated and sold in 1998 and 1997 respectively and amortized $ 20,223 and $ 6,879 of those rights for the years ended December 31, 1998 and 1997 respectively.

The amortization of originated mortgage servicing rights is recorded as a reduction of servicing revenue in other income. Mortgage servicing rights are included in other assets.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $ 14,145,720 and $ 6,773,957 at December 31, 1998 and 1997 respectively. Servicing income, net of mortgage servicing rights amortization, for the years ended December 31, 1998 and 1997 was $ 6,992 and $ 6,997 respectively.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




6
--------------------------------------------------------------------------------
BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation were as follows:

                                                            December 31,
                                                       1998             1997
                                               --------------------------------

    Land and land improvements                  $      262,562   $     262,562
    Bank buildings and leasehold improvements        2,047,972       2,034,690
    Bank furniture and equipment                     1,978,327       1,653,750
                                               --------------------------------
                                                     4,288,861       3,951,002
    Less accumulated depreciation                    1,578,118       1,314,021
                                               --------------------------------

                                                $    2,710,743   $   2,636,981
                                               ================================


7
--------------------------------------------------------------------------------
DEPOSITS

The components of deposits at December 31, 1998 and 1997 were as follows:

                                                       December 31,
                                                 1998               1997
                                       ----------------------------------------

    Demand, non-interest bearing        $       9,551,421   $       7,442,811
    Demand, interest bearing                   21,148,971          16,069,319
    Savings                                     9,621,079           9,648,567
    Time, $ 100,000 and over                    5,493,701           4,784,853
    Time, other                                39,627,621          32,783,518
                                       ----------------------------------------

                                        $      85,442,793   $      70,729,068
                                       ========================================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




7
--------------------------------------------------------------------------------
DEPOSITS (CONTINUED)

At December 31, 1998, the scheduled maturities of time deposits are as follows:

    1999                                               $      27,480,322
    2000                                                      11,757,000
    2001                                                       2,221,000
    2002                                                       1,626,000
    2003                                                       1,402,000
    Thereafter                                                   635,000
                                                      --------------------

                                                       $      45,121,322
                                                      ====================


8
--------------------------------------------------------------------------------
OTHER BORROWED FUNDS AND LONG-TERM DEBT

The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $ 88,300 and $ 471,808 at December 31, 1998 and 1997 respectively, with interest payable at a variable rate (4.11% and 5.25% at December 31, 1998 and 1997 respectively).

The Bank has a line of credit under the "RepoPlus" Advance program with the Federal Home Loan Bank which expires June 24, 1999 for borrowings up to $ 10,000,000. Borrowings under this line of credit were $ 3,335,000 and $ -0- at December 31, 1998 and 1997 respectively.

Long-term debt at December 31, 1998 and 1997 is an advance from the Federal Home Loan Bank in the amount of $ 5,000,000 due October 8, 1999 with an interest rate of 6.02%.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




9
--------------------------------------------------------------------------------
REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented below. The consolidated capital ratios are not materially different from the Bank's capital ratios.

                                                                                                      To Be Well
                                                                                For Capital         Capitalized Under
                                                                                 Adequacy           Prompt Corrective
                                                       Actual                    Purposes           Action Provisions
                                          ----------------------------------------------------------------------------------
                                                 Amount        Ratio       Amount        Ratio      Amount        Ratio
                                          ----------------------------------------------------------------------------------
As of December 31, 1998:
    Total capital (to risk weighted assets)    $7,778,000     10.93%     $5,695,000       8.0%    $7,119,000      10.0%
    Tier I capital (to risk weighted assets)    7,058,000      9.91       2,848,000      4.00      4,272,000      6.00
    Tier I capital (to average assets)          7,058,000      7.04       4,010,000      4.00      5,013,000      5.00

As of December 31, 1997:
    Total capital (to risk weighted assets)    $7,165,000     12.95%     $4,427,000       8.0%    $5,534,000      10.0%
    Tier I capital (to risk weighted assets)    6,625,000     11.97       2,214,000      4.00      3,320,000      6.00
    Tier I capital (to average assets)          6,625,000      8.28       3,200,000      4.00      4,000,000      5.00

Banking laws and regulations limit the amount of dividends that may be paid and any dividends declared by the Bank are subject to approval by the Bank's regulatory agencies. Under current banking laws, the Bank would be limited to approximately $ 863,000 of dividends in 1999 plus an additional amount equal to the Bank's net income for 1999, up to the date of any such dividend declaration.

On June 25, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on July 31, 1998 to shareholders of record on July 17, 1998. The stock split resulted in the issuance of 348,387 additional common shares. All per share data has been adjusted for the effect of the stock split.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




10
--------------------------------------------------------------------------------
STOCKHOLDER AUTOMATIC DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 25, 1998, the Corporation adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Corporation's common stock. Participants may also elect to make voluntary cash payments not to exceed $ 2,500 each quarter for the purchase of additional shares of the Corporation's common stock. The common stock must be purchased in the open market through May 1999. Subsequent to that date, it may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Corporation has reserved 225,000 shares of common stock for possible issuance under the plan.


11
--------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 1998 and 1997:

                                                          1998          1997
                                                    ---------------------------

     Net income                                      $  543,753   $  586,863
                                                    ===========================

     Weighted average shares outstanding                696,686      696,574
     Effect of dilutive securities, stock options         2,842        1,316
                                                    ---------------------------

     Weighted average shares and assumed conversion     699,528      697,890
                                                    ===========================


12
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME

The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Corporation's net income or stockholders' equity.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




12
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME (CONTINUED)

The components of other comprehensive income and related tax effects are as follows:

                                                  Years Ended December 31,
                                                    1998           1997
                                               -------------------------------

     Net unrealized holding gains on
       available for sale securities            $    122,333   $     52,802

     Tax effect                                      (41,593)       (17,953)
                                               -------------------------------

                   Net of tax amount            $     80,740   $     34,849
                                               ===============================


13
--------------------------------------------------------------------------------
EMPLOYEE BENEFITS

The Bank has a 401(k) Profit Sharing Plan and Trust for its employees. Employees are permitted to contribute up to 17% of their compensation, but not over the statutory limit. The profit sharing plan covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. The amount of matching 401(k) contributions and profit sharing plan contributions is at the discretion of the Bank's Board of Directors. The expense related to this plan was $ 21,067 and $ 18,070 in 1998 and 1997 respectively.

On June 26, 1997, the Bank adopted various deferred compensation plans for certain directors and officers of the Bank. Under the Plans' provisions, benefits will be payable upon retirement, death or permanent disability of the participant. At December 31, 1998 and 1997, $ 76,157 and $ 22,624 respectively had been accrued under these contracts. To fund the benefits under these agreements, the Bank is the owner and the beneficiary of life insurance policies on the lives of the directors and officers. The policies had an aggregate cash surrender value of $ 1,887,123 and $ 1,489,186 at December 31, 1998 and 1997 respectively.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




13
--------------------------------------------------------------------------------
EMPLOYEE BENEFITS (CONTINUED)

The Bank has an Employee Stock Option Plan that covers all officers and key employees of the Corporation and its subsidiary and is administered by a committee of the Board of Directors. The Plan covers 50,000 shares of common stock. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant. Options granted under the Plan are exercisable over a three-year period, commencing one year after the date of grant, on a cumulative basis. Options expire on the earlier of ten years after the date of grant, three months from the participants' termination of employment or one year from the date of the participants' death or disability.

The Bank has a Non-Employee Directors' Stock Option Plan that covers 20,000 shares of common stock. The Plan covers all directors of the Corporation and its subsidiary who are not employees. The option price for options issued under the Plan will be equal to the fair market value of the Corporation's common stock on the date of grant. On the fifth anniversary date of the initial option grant date, and every five years thereafter, each non-employee director shall be granted options to purchase 1,000 shares of common stock. Options are exercisable one year from the date of grant and expire on the earlier of ten years after the date of grant, three months from the date the participant ceases to be a director of the Corporation or three months from the date of the participants' death or disability.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee and director stock options. Under APB 25, because the exercise price of the Bank's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Corporation had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997 respectively: risk-free interest rates of 4.6% and 5.3%; volatility factors of the expected market price of the Bank's common stock of 8.2% and 0%; expected life of the options of 7 years and a cash dividend yield of 1.84% and 2.16%.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




13
--------------------------------------------------------------------------------
EMPLOYEE BENEFITS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                               Year Ended December 31,
                                                1998             1997
                                        ------------------------------------
     Net income:
          As reported                     $      543,753   $      586,863
          Pro forma                       $      538,369   $      582,474

     Earnings per share:
          As reported, basic              $         0.78   $         0.84
          Pro forma, basic                $         0.77   $         0.84

          As reported, diluted            $         0.78   $         0.84
          Pro forma, diluted              $         0.77   $         0.83

Stock option transactions as restated for the 2-for-1 stock split under the Plans were as follows:

                                                           Year Ended December 31,
                                                       1998                       1997
                                             ------------------------------------------------------
                                                           Weighted-                  Weighted-
                                                            Average                    Average
                                                           Exercise                   Exercise
                                              Options        Price       Options        Price
                                             ------------------------------------------------------
    Outstanding at the beginning of the year    15,800   $      10.24      9,400    $       9.28
    Granted                                      1,700          12.13      6,400           11.78
    Exercised                                     (200)          8.88          -               -
    Forfeited                                   (3,400)         10.56          -               -
                                             ------------------------------------------------------

    Outstanding at the end of the year          13,900   $      10.47     15,800    $      10.29
                                             ======================================================

    Exercisable at December 31                   9,267   $       9.84      8,133    $       9.51
                                             ======================================================

    Weighted-average fair value of options
         granted during the year                         $       2.06               $       1.73
                                                        ================           ================

Options available for grant at December 31, 1998 were 55,900.

The weighted-average remaining contractual life of the above options is approximately 9.04 years.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997


14
--------------------------------------------------------------------------------
INCOME TAXES

The components of income tax expense were as follows:

                                               Years Ended December 31,
                                                 1998            1997
                                           ---------------------------------

    Current                                 $      245,329   $    225,543
    Deferred                                       (26,049)       (16,479)
                                           ---------------------------------

                                            $      219,280   $    209,064
                                           =================================

Reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statements of income is as follows:

                                               Years Ended December 31,
                                                 1998            1997
                                           ---------------------------------

    Computed statutory tax expense          $      259,431   $    270,615
    Tax exempt interest                            (19,055)       (34,376)
    Disallowance of interest expense                 3,093          5,331
    Bank-owned life insurance                      (28,203)       (13,323)
    Other                                            4,014        (19,183)
                                           ---------------------------------

                                            $      219,280   $    209,064
                                           =================================

Net deferred tax assets consisted of the following components:

                                                      December 31,
                                                  1998             1997
                                           ---------------------------------
    Deferred tax assets:
          Allowance for loan losses         $      215,279   $     154,205
          Deferred loan fees                             -          23,361
          Deferred compensation                     25,893           7,692
                                           ---------------------------------

                  Total deferred tax assets        241,172         185,258
                                           ---------------------------------

    Deferred tax liabilities:
          Bank premises and equipment              (97,721)        (89,866)
          Mortgage servicing rights                (41,276)        (19,264)
          Unrealized appreciation on
           securities available for sale           (51,006)         (9,412)
                                           ---------------------------------

                                                  (190,003)       (118,542)
                                           ---------------------------------

                  Net deferred tax assets   $       51,169   $      66,716
                                           =================================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




15
--------------------------------------------------------------------------------
LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Bank leases the premises for one branch location, a loan center and an operations center under operating lease agreements expiring in various years through October 2017. Certain lease agreements contain escalation provisions. The Bank also has options to extend the lease agreements for additional lease terms from five to thirty years. The Bank is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on the buildings.

Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1998:

     1999                                          $       139,006
     2000                                                  140,539
     2001                                                  142,218
     2002                                                  129,285
     2003                                                  133,961
     Thereafter                                          1,399,310
                                                  ------------------

                                                   $     2,084,319
                                                  ==================

The total rental expense included in the statements of income for the years ended December 31, 1998 and 1997 is $ 111,446 and $ 21,849 respectively.


16
--------------------------------------------------------------------------------
TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1998 and 1997, these persons were indebted to the Bank for loans totaling $ 1,260,656 and $ 1,420,123 respectively. During 1998, $ 193,267 of new loans were made and repayments totaled $ 352,734.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




17
-------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank's financial instrument commitments is as follows:

                                                             December 31,
                                                         1998           1997
                                                  ------------------------------

     Commitments to grant loans                   $  1,844,000   $   1,614,000
     Unfunded commitments under lines of credit      5,163,000       5,861,000
     Outstanding letters of credit                     755,000         531,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


18
-------------------------------------------------------------------------------
CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential and consumer loans to customers primarily located in Berks County, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




19
-------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Bank's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The following information should not be interpreted as an estimate of the fair value of the entire Bank since a fair value calculation is only provided for a limited portion of the Bank's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Bank's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

     Cash and due from banks, interest bearing deposits in other banks and federal funds sold: The carrying amounts reported approximate those assets' fair value.

     Securities:
         Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Mortgage loans held for sale:
         Fair values are based on quoted market prices of similar loans sold.

     Loans receivable:
         For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans receivable were estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Accrued interest receivable and payable:
         The carrying amount of accrued interest receivable and payable approximate their fair values.

     Deposit liabilities:
         The fair values disclosed for demand deposits (e.g., interest-bearing and noninterest-bearing checking, passbook, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




19
-------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Other borrowed funds:
         The current carrying amounts of other borrowed funds approximate their fair values.

     Long-term debt:
         The current carrying value of the debt approximates the fair value.

     Off-balance sheet instruments:
         Off-balance sheet instruments of the Bank consist of letters of credit, loan commitments and unfunded lines of credit. Fair values for the Bank's off-balance sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Any fees charged are immaterial.

A summary of the estimated fair values of the Bank's financial instruments are as follows:

                                                                   1998                           1997
                                                      --------------------------------------------------------------
                                                           Carrying       Fair           Carrying         Fair
                                                            Amount        Value           Amount          Value
                                                      --------------------------------------------------------------
                                                                             (In Thousands)
Financial assets:
          Cash and due from banks                      $      2,998   $       2,998   $      1,701   $      1,701
          Interest-bearing deposits in other banks               26              26          1,773          1,773
          Federal funds sold                                      -               -            158            158
          Securities                                         12,876          12,876         10,525         10,523
          Mortgage loans held for sale                        1,052           1,052              -              -
          Loans receivable, net                              79,322          81,830         64,364         65,143
          Accrued interest receivable                           485             485            381            381

     Financial liabilities:
          Deposits                                           85,443          86,288         70,729         70,977
          Other borrowed funds                                3,423           3,423            472            472
          Long-term debt                                      5,000           5,000          5,000          5,000
          Accrued interest payable                              298             298            261            261

     Off-balance sheet financial instruments:
          Commitments to extend credit                            -               -              -              -
          Standby letters of credit                               -               -              -              -




COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




20
-------------------------------------------------------------------------------
COMMUNITY INDEPENDENT BANK, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets
                                                           December 31,
                                                       1998         1997
                                                    ----------------------------

Assets:
     Cash                                            $    173,314  $   257,300
     Investment in bank subsidiary                      7,157,000    6,643,106
     Other assets                                          29,158            -
                                                    ----------------------------

              Total assets                           $  7,359,472  $ 6,900,406
                                                    ============================

Stockholders' equity                                 $  7,359,472  $ 6,900,406
                                                    ============================


Statements of Income
                                                       Year Ended December 31,
                                                       1998           1997
                                                    ----------------------------

Dividends from Bank subsidiary                       $    167,202  $   156,728
Other expenses                                            (56,603)           -
Equity in undistributed earnings of Bank subsidiary       433,154      430,135
                                                    ----------------------------

              Net income                             $    543,753  $   586,863
                                                    ============================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997




20
-------------------------------------------------------------------------------
COMMUNITY INDEPENDENT BANK, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows
                                                         Year Ended December 31,
                                                            1998       1997
                                                        -----------------------

Operating activities:
     Net income                                         $  543,753  $ 586,863
     Adjustments to reconcile net income to cash
         provided by operating activities:
         Undistributed earnings of Bank subsidiary        (433,154)  (430,135)
         Increase in other assets                          (29,158)         -
                                                        -----------------------

              Net cash provided by operating activities     81,441    156,728
                                                        -----------------------

Financing activities:
     Cash dividends                                       (167,202)  (156,728)
     Proceeds from common stock options exercised            1,775          -
                                                        -----------------------

              Net cash used in financing activities       (165,427)  (156,728)
                                                        -----------------------

              Decrease in cash                             (83,986)         -

Cash:
     Beginning                                             257,300    257,300
                                                        -----------------------

     Ending                                             $  173,314  $ 257,300
                                                        =======================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

       Not Applicable


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The information required by this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

       The information required by this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

       The information required by this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is incorporated by reference from the definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  a.     Exhibits
                  21.  Subsidiaries of the Registrant
                  23.  Consent of Independent Auditors
                  27.  Financial Data Schedule

  b.     Reports on Form 8-K
                  None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       COMMUNITY INDEPENDENT BANK, INC.
                       --------------------------------
                                 (Registrant)
                                 ------------

 3/30/99                             /s/  Arlan J. Werst
----------                           ------------------------------
   Date                              Arlan J. Werst, President/CEO

 3/30/99                             /s/  Linda L. Strohmenger
----------                           ------------------------------
   Date                              Linda L. Strohmenger, Secretary
                                     (Principal Financial Officer)

 3/30/99                             /s/  Frederick P. Krott
----------                           ------------------------------
   Date                              Frederick P. Krott, Chairman of
                                     The Board

 3/30/99                             /s/  John F. Hampson
----------                           ------------------------------
   Date                              John F. Hampson, Director

 3/30/99                             /s/ Paul T. Manrodt
----------                           ------------------------------
   Date                              Paul T. Manrodt, Director

 3/30/99                             /s/  Walter J. Potteiger
----------                           ------------------------------
   Date                              Walter J. Potteiger, Director

 3/30/99                             /s/  Deborah K. Ritter
----------                           ------------------------------
   Date                              Deborah K. Ritter, Director

 3/30/99                             /s/  John J. Seitzinger
----------                           ------------------------------
   Date                              John J. Seitzinger, Director

 3/30/99                             /s/  Stratton D. Yatron
----------                           ------------------------------
   Date                              Stratton D. Yatron, Director