Form 10QSB
period 1999-03-31
COMMUNITY INDEPENDENT BANK INC
filed 1999-05-14
CIK 760993

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1999.

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

              Number of Shares Outstanding as of April 30, 1999

COMMON STOCK ($5.00 Par Value)                                  696,774
     (Title of Class)                                     (Outstanding Shares)

                       COMMUNITY INDEPENDENT BANK, INC.
                                  FORM 10-QSB
                     For the Quarter Ended March 31, 1999

                                   Contents

PART I     FINANCIAL INFORMATION                            Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1998               3

           Consolidated Statements of Income
            for the Three Month Periods
            Ended March 31, 1999 and 1998                      4

           Consolidated Statements of Comprehensive
            Income for the Three-Month Periods Ended
            March 31, 1999 and 1998                            5

           Consolidated Statements of Stockholders'
            Equity for the Three-Month Period
            Ended March 31, 1999                               6

           Consolidated Statements of Cash Flows
            for the Three-Month Periods Ended March 31,
            1999 and 1998                                      7

           Notes to Consolidated Financial Statements        8-9

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations   9-17

Item 3.    Quantitative and Qualitative Disclosures
            About Market Risk                                 17

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                  17
Item 2.    Changes in Securities and Use of Proceeds          17
Item 3.    Defaults Upon Senior Securities                    17
Item 4.    Submission of Matters to a Vote of Security
            Holders                                           17
Item 5.    Other Information                                  17
Item 6.    Exhibits and Reports on Form 8-K                   17

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                              For the Three Months Ended
                                                           March 31, 1999      March 31, 1998
Net Income                                                  $    120,033         $    147,564

Other Comprehensive Income  (Loss)
   net of tax

    Unrealized gains (losses) on securities:

       Unrealized holding gains (losses)
        arising during the period, net of
        tax expense                                              (63,322)               1,692
        1999 ($32,622);  1998 $872

Comprehensive income                                        $     56,711         $    149,256

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 1999 (Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                                            Common                Retained  Comprehensive
                                                            Stock      Surplus    Earnings     Income       Total
Balance, December 31, 1998                               $3,483,870   $142,148   $3,634,445   $ 99,009    $7,359,472
Net income                                                        -          -      120,033          -       120,033
Cash dividends ($.06 per share)                                   -          -     ( 41,807)         -      ( 41,807)
Net change in unrealized gain
 on securities available for sale,
 net of taxes                                                     -          -            -    (63,322)      (63,322)
Balance, March 31, 1999                                  $3,483,870   $142,148   $3,712,671   $ 35,687    $7,374,376

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 For the Three Months Ended
                                                               March 31, 1999   March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          120,033        147,564
Adjustments to reconcile net income
    to net cash provided by (used in)
       operating activities:
    Provision for loan losses                                        90,000         30,000
    Provision for depreciation                                       70,075         58,445
    Net gains on sale of mortgage loans                             (26,333)       (24,959)
    Proceeds from sale of mortgage loans                          1,998,903      2,056,966
    Mortgage loans originated for sale                           (1,099,770)    (2,032,007)
    Net amortization of securities premiums and discounts             1,818          1,580
    Amortization of mortgage servicing rights                        25,740          8,865
    Increase in accrued interest receivable and other assets       (380,378)      (262,202)
    Increase in other liabilities                                   255,349        201,538
         Net cash provided by operating activities                1,055,437        185,790

CASH FLOW FROM INVESTING ACTIVITIES
    Proceeds from maturities of securities available for sale       500,000      1,345,000
    Purchase of securities available for sale                    (1,000,400)    (2,086,521)
    Net increase in loans                                        (4,072,508)    (4,320,645)
    Purchases of bank premises and equipment                       (108,960)       (44,672)
    Purchase of life insurance                                     (160,000)            --
    Proceeds from surrender of life insurance                       208,242             --
         Net cash used in investing activities                   (4,633,626)    (5,106,838)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                      4,346,479      4,532,844
    Net decrease in other borrowed funds                           (668,225)      (279,189)
    Dividends paid                                                  (41,807)       (41,794)
         Net cash provided by financing activities                3,636,447      4,211,861
         Increase (decrease) in cash and cash equivalents            58,258       (709,187)
Cash and cash equivalents:
    Beginning                                                     3,024,192      3,632,479
    Ending                                                        3,082,450      2,923,292
Cash payments for:
    Interest                                                        971,408        825,722
    Income taxes                                                     78,419          5,538

See Notes To Consolidated Financial Statements

                       COMMUNITY INDEPENDENT BANK,  INC.
                       AND ITS WHOLLY-OWNED SUBSIDIARY,
                             BERNVILLE BANK, N.A.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1999

Note A.  Basis of Presentation

  The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

  In addition to historical information, this Form 10-QSB Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Note B.  Earnings per Share

  On June 25, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on July 31, 1998 to shareholders of record on July 17, 1998. The stock split resulted in the issuance of 348,387 additional common shares. All per share data has been adjusted for the effect of the stock split.

Note C.  New Accounting Standard

  The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The Company is required to adopt the Statement on January 1, 2000. The adoption of the Statement is not expected to have a significant impact on the Company.

Note D.  Cash Dividend

  On April 8, 1999, the Board of Directors declared a dividend of $.06 per share to shareholders of record on April 23, 1999. The dividend will be paid on May 14, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

  The Company's net income for the first quarter of 1999 was $120,033, a decrease of $27,531, or 18.7% from $147,564 net income for the first quarter of 1998. Total assets increased to $105,670,342 at March 31, 1999, an increase of $3,948,507, or 3.9% from $101,721,835 at December 31, 1998.

  During the three months ended March 31, 1999, loans receivable increased 5.0% to $83,304,709 from $79,322,201 at December 31, 1998, while deposits increased 5.1% to $89,789,272 from $85,442,793 at December 31, 1998.

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

  The Company's net interest income increased $140,479 or 17.2% to $956,778 during the first quarter of 1999 from $816,299 during the first quarter of 1998.

  Interest income increased $303,525 or 18.7%, from $1,619,132 for the first quarter of 1998 to $1,922,657 for the first quarter of 1999, while interest expense increased $163,046 or 20.3%, from $802,833 for the first quarter of 1998 to $965,879 for the first quarter of 1999.

  The increases in interest income are principally due to higher levels of loans receivable and taxable securities while the increase in interest expense was due to interest bearing deposits growth and higher levels of borrowed funds used to fund the growth in earning assets.

  Net interest margin decreased 11 basis points from 4.21% in the first quarter of 1998 to 4.10% in the first quarter of 1999. Net interest margin decreased primarily due to a larger increase in the average rate paid on interest-bearing liabilities than the increase in the average yield on interest-earning assets.

  For the first quarter of 1999, the average yield on earning assets decreased 7 basis points to 8.24% from 8.31% for the first quarter of 1998. The decrease is primarily attributable to a decrease in average yield earned on commercial loans.

  For the first quarter of 1999, the average rate paid on interest-bearing liabilities decreased 2 basis points to 4.60% from 4.62% for the first quarter of 1998. The decrease was caused primarily by a decrease in the interest rates paid on certificates of deposit which were partially offset by an increase in interest paid on TT&L note options.

PROVISION FOR LOAN LOSSES

  The provision for loan losses was $90,000 for the first quarter of 1999 compared to $30,000 for the first quarter of 1998.

  The allowance for loan losses represented .95% and .89% of total loans receivable at March 31, 1999 and at December 31, 1998, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate for each of the periods presented, however, due to the significant increase in loans the monthly addition to the allowance was increased from $10,000 to $30,000 beginning in July 1998.

OTHER INCOME

  Total other income increased $7,728 or 4.8% from $160,973 during the first quarter of 1998 to $168,701 during the first quarter of 1999. The increase was due primarily to a $7,059 increase in customer service fees, which directly correlated with the implementation of convenience fees on ATMs and an increase in customer accounts. Increases of $4,228 in checking charges and $3,604 in earnings on CSV were offset by decreases of $5,380 in credit insurance commissions and $2,851 in document preparation fees.

OTHER EXPENSES

  Total other expenses increased $134,119 or 18.22% during the first quarter of 1999 versus the same period in 1998, from $735,974 to $870,093. The increase in total other expenses reflects the growth of the Company, which resulted in the addition of an operations center in October 1999 and the addition of new job positions throughout the Company.

  Salaries and employee benefits, which represent the largest component of other expenses increased from $404,304 for the first quarter of 1998 to $460,314 for the same period in 1999. Salaries and employee benefits increased due to the growth of the Company, which resulted in the creation of additional positions.

  Occupancy expense increased $23,791 or 34.1%, to $93,656 for the first quarter of 1999 versus $69,865 for the first quarter of 1998. These increases reflect escalation provisions in operating lease agreements as well as building, lease and other occupancy expenses related to the opening of the new operations center.

  Equipment expense increased $17,051 or 26.3%, from $64,894 for the first quarter of 1998 to $81,945 for the first quarter of 1999. The increase in equipment expense was primarily due to the addition of the operations center.

  Marketing and advertising expenses decreased $6,303 or 28.8% to $15,608 for the first quarter of 1999 versus $21,911 for the first quarter of 1998. The decrease for the first three months of 1999 was due to an effort by management to control these types of expenses and amounts expended in the prior year to promote the Wyomissing branch which opened late in 1997.

  Loan collection and foreclosed real estate expenses decreased $18,676 or 72.6% to $7,058 for the first quarter of 1999 versus $25,734 for the first quarter of 1998. The decrease in loan collection and foreclosed real estate expenses was primarily due to an improvement in delinquencies and a lower level of foreclosed real estate.

  Professional fees increased $5,513 to $15,250 for the first quarter of 1999 versus $9,737 for the first quarter of 1998. The increase in professional fees was due to legal and accounting fees associated with SEC reporting requirements and the outsourcing of the Company's internal audit function.

  Stationery and supplies expense increased $12,196 or 82.2% to $27,030 for the first quarter of 1999 versus $14,834 for the first quarter of 1998. The increase is due primarily to the purchase of large quantities of forms, business envelopes, copy paper, computer paper and coin envelopes in order to take advantage of quantity discounts.

  Other operating expenses increased from $124,695 for the first quarter of 1998 to $169,232 for the same period in 1999, an increase of $44,537 or 35.7%. Other operating expenses included in this category include directors' fees, ATM surcharge fees, FDIC insurance premium, examinations, travel, telephone, dues and subscriptions, postage, training and charitable contributions. The increase in such expense categories is principally the result of the Bank's growth.

INCOME TAXES

  Income tax expense was $45,353 for the first quarter of 1999, for an effective tax rate of 27.4% versus $63,734 for the first quarter of 1998 and an effective tax rate of 30.2%. The tax rate for each of the periods was less than the federal statutory rate of 34% primarily because of tax-exempt securities and loan income and earnings on the cash surrender value of life insurance policies.

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

  Through December 31, 1998, the Company incurred approximately $15,000 in expenses related to the year 2000. An additional $3,000 in Y2K expenses was spent during the first three months of 1999, with an additional $3,000 anticipated for the remainder of the year.

  The Company has identified and contacted its major commercial customers concerning the Y2K efforts of the commercial customers. Information concerning Y2K and the Company's readiness efforts has been made available to all customers of the Company. Employees of the Company have been informed of the Company's efforts through articles in the Company's weekly newsletter.

  As part of the planning process, the Company is also developing contingency plans that will provide alternative methods of doing business, should it be necessary. The Company has in place a contract with an alternative site provider to provide contingency processing services.

FINANCIAL CONDITION

SECURITIES

  Securities increased to $13,279,102 at March 31, 1999, from $12,876,464 at December 31, 1998. The increase of $402,638 or 3.1% is primarily the net difference between an U.S. Government agency obligation purchase of $1,000,400 and a U.S. Government agency obligation maturity of $500,000.

LOANS

  Loans receivable, net of the allowance for loan losses of $803,284 at March 31, 1999 and $719,788 at December 31, 1998 increased to $83,304,709 at March 31,
1999 from $79,322,201 at December 31, 1998.  The increase of $3,982,508 or 5.0%
was primarily from an increase in commercial loans of $4,126,924 from $27,184,490 at December 31, 1998 to $31,311,414 at March 31, 1999.

LOAN AND ASSET QUALITY

  Total non-performing loans (comprised of non-accruing and loans past due for more than 90 days and still accruing) as a percentage of average loans outstanding as of March 31, 1999 was .16%, compared with .39% at December 31, 1998.

  The Bank had other real estate owned (OREO) consisting of two properties in the amount of $138,716 at March 31, 1999 and one property in the amount of $47,600 at December 31, 1998.

  The following schedule displays detailed information about the Bank's non-performing assets and the allowance for loan losses for the periods ended March 31, 1999, December 31, 1998 and March 31, 1998.

                                               March 31, 1999     December 31, 1998     March 31, 1998
                                                                    (In thousands)
Average loans outstanding                          $81,742             $74,859             $66,999

Allowance for loan losses                              803                 720                 543

Non-performing loans:
   Non-accruing loans                                    0                  93                 201
   Accruing loans past due
     90 days or more                                   134                 202                  22

    Total non-performing loans                         134                 295                 223

Other real estate                                      139                  48                 278

    Total non-performing assets                    $   273             $   343             $   501

Non-performing loans to average
    loans outstanding                                 0.16%               0.39%               0.33%

Non-performing assets to total assets                 0.26%               0.34%               0.57%

Allowance for loan losses to total
   non-performing loans                             599.25%             244.07%             243.50%

Allowance for loan losses to average loans
   outstanding                                        0.98%               0.96%               0.81%

POTENTIAL PROBLEM LOANS

  At March 31, 1999, the Bank has $4,452,000 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

DEPOSITS

  Total deposits at March 31, 1999 were $89,789,272, an increase of $4,346,479 or 5.1% over total deposits of $85,442,793 at December 31, 1998. The most significant increases follow. MMDAs increased $1,549,548 or 9.3% from $16,601,248 at December 31, 1998 to $16,601,248 at March 31, 1999. Official
checks increased $1,911,394 from $282,526 at December 31, 1998 to $2,193,920 at
March 31, 1999. Time deposits less than $100,000 increased $1,089,628 or .1% from $35,350,197 at December 31, 1998 to $36,439,825 at March 31, 1999. The
increase in total deposits was a result of competitive pricing of the money market product and the continued growth resulting from the opening of the Wyomissing office. The increase was primarily used to fund new loans.

OTHER BORROWED FUNDS AND LONG-TERM DEBT

  Other borrowed funds and long-term debt decreased $668,225 from $8,423,300 at December 31, 1998 to $7,755,075 at March 31, 1999. The decrease was primarily a result of lower overnight borrowings due to a lower volume of new lending.

STOCKHOLDERS' EQUITY AND CAPITAL RATIOS

  Total stockholders' equity at March 31, 1999 was $7,374,376 compared to $7,359,472 at December 31, 199. A comparison of the Bank's capital ratios is as follows:

                                      March 31, 1999   December 31, 1998
                                      --------------   -----------------
Tier 1 Capital                            7.03%               7.04%
   (to average assets)

Tier 1 Capital                            9.44%               9.91%
   (to risk-weighted assets)

Total Capital                            10.50%              10.93%
   (to risk-weighted assets)

  The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At March 31, 1999 and December 31, 1998, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

INTEREST RATE SENSITIVITY

The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest earning assets and the amount of interest bearing liabilities that are prepaid/withdrawn, mature or re-price in specified periods.

  The principal objective of the Bank's asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. The Bank utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities re-pricing than assets, the balance sheet is liability sensitive or negatively gapped. Management continues to monitor sensitivity in order to avoid overexposure to changing interest rates.

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

  The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $3,003,291. Another source of funds is maturities in the loan portfolio.

  The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $34 million at March 31, 1999. At March 31, 1999, the Bank had $5 million borrowed from the FHLB with a scheduled maturity in October 1999.

  Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

FUTURE OUTLOOK

  A cash dividend of six cents per share was declared to shareholders of record on April 23, 1999, payable on May 14, 1999. Community Independent Bank, Inc. established a dividend reinvestment plan in 1998. In 1999, the dividend reinvestment plan will be registered with the U.S. Securities and Exchange Commission to enable the holding company to issue authorized shares to satisfy the needs of the dividend reinvestment program. Since the inception of the dividend reinvestment plan, the shares were purchased on the open market to satisfy the needs of the dividend reinvestment and voluntary cash contribution program.

  Bernville Bank, N.A., a subsidiary of Community Independent Bank, Inc., has announced that no new branches will be opened during 1999. The primary objective for 1999 is to increase the profitability of the bank and continue the bank's 20% growth rate. A branch site has been acquired pending plan approval by the site developers from the municipality. Approval is anticipated in the second quarter 1999 while the construction and opening of the branch is expected to occur in 2000.

  Bernville Bank is exploring the formation of joint ventures with insurance agencies to provide title insurance and general insurance products. Management believes that adding these products and services to the many quality financial services the bank already offers to its customers will allow the bank to better serve its customers, create new fee income opportunities and compete more effectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Bank's exposure to market risk has not changed significantly since December 31, 1998. The market risk principally includes interest rate risk that is discussed above.

PART II OTHER INFORMATION

  Item 1.  Legal Proceedings

  Not applicable

  Item 2.  Changes in Securities and Use of Proceeds

  Not applicable

  Item 3.  Defaults Upon Senior Securities

  Not applicable

  Item 4.  Submission of Matters to a Vote of Security Holders

  None

  Item 5.  Other Information

  None

  Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits
            27.  Financial Data Schedule

     (b)   Reports on Form 8-K
            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMMUNITY INDEPENDENT BANK, INC.
                         --------------------------------
                                   (Registrant)



May 14, 1999                         /s/ Arlan J. Werst
------------                         ----------------------------------
Date                                 Arlan J. Werst, President/CEO


May 14, 1999                         /s/ Linda L. Strohmenger
------------                         ----------------------------------
Date                                 Linda L. Strohmenger, Secretary
                                     (Principal financial officer)