Form 10QSB/A
period 1999-03-31
COMMUNITY INDEPENDENT BANK INC
filed 1999-05-19
CIK 760993

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

COMMUNITY INDEPENDENT BANK, INC.

AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS

ASSETS                                            March 31, 1999                     December 31, 1998
                                                    (Unaudited)
Cash and due from banks                             $  3,070,532                       $  2,998,485
Interest-bearing deposits in other banks                  11,918                             25,707
Cash and cash equivalents                              3,082,450                          3,024,192
Securities available for sale                         13,279,102                         12,876,464
Mortgage loans held for sale                             178,700                          1,051,500
Loans receivable, net of allowance for
  loan losses March 31, 1999 $803,284,
  December 31, 1998 $719,788                          83,304,709                         79,322,201
Bank premises and equipment, net                       2,749,628                          2,710,743
Accrued interest receivable and other assets           3,075,753                          2,736,735
         TOTAL ASSETS                               $105,670,342                       $101,721,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                           $ 10,764,465                       $  9,551,421
     Interest bearing                                 79,024,807                         75,891,372
         TOTAL DEPOSITS                               89,789,272                         85,442,793

  Other borrowed funds                                 2,755,075                          3,423,300
  Long-term debt                                       5,000,000                          5,000,000
  Other liabilities                                      751,619                            496,270
         TOTAL LIABILITIES                            98,295,966                         94,362,363

  Stockholders' equity:
    Preferred stock, par value $5.00 per
      share; authorized and unissued
    1,000,000 shares                                          --                                 --
      Common stock, par value $5.00
      per share; authorized 5,000,000
      shares; issued and outstanding
      March  31, 1999 696,774 shares;
      December 31, 1998 696,774 shares                 3,483,870                          3,483,870
  Surplus                                                142,148                            142,148
  Retained earnings                                    3,712,671                          3,634,445
  Accumulated other comprehensive income                  35,687                             99,009
         TOTAL STOCKHOLDERS' EQUITY                    7,374,376                          7,359,472
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $105,670,342                       $101,721,835

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                  For the Three Months Ended
                                                           March 31, 1999             March 31, 1998
Interest income:
  Loan receivable, including fees                           $  1,735,941               $  1,456,211
  Securities:
    Taxable                                                      169,094                    136,668
    Tax-exempt                                                     5,044                      8,345
  Other                                                           12,578                     17,908
    Total interest income                                      1,922,657                  1,619,132
Interest expense:
  Deposits                                                       861,024                    722,923
  Other borrowed funds                                            30,546                      5,691
  Long-term debt                                                  74,309                     74,219
    Total interest expense                                       965,879                    802,833

      Net interest income                                        956,778                    816,299
Provision for loan losses                                         90,000                     30,000

      Net interest income after
      provision for loan losses                                  866,778                    786,299

Other income:
  Customer service fees                                           77,121                     65,740
  Net gains from sale of mortgages                                26,333                     24,959
  Other                                                           65,247                     70,274
    Total other income                                           168,701                    160,973
Other expenses:
  Salaries and employee benefits                                 460,314                    404,304
  Occupancy                                                       93,656                     69,865
  Equipment                                                       81,945                     64,894
  Marketing and advertising                                       15,608                     21,911
  Loan collection and foreclosed real estate                       7,058                     25,734
  Professional fees                                               15,250                      9,737
  Stationery and supplies                                         27,030                     14,834
  Other                                                          169,232                    124,695
    Total other expenses                                         870,093                    735,974
    Income before income taxes                                   165,386                    211,298
Federal income taxes                                              45,353                     63,734
    Net Income                                              $    120,033               $    147,564

Basic and diluted earnings per share                        $       0.17               $       0.21
Weighted average number of common shares
    outstanding                                                  696,774                    696,574

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