Form 10QSB
period 1999-06-30
COMMUNITY INDEPENDENT BANK INC
filed 1999-08-13
CIK 760993

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1999.

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. Yes  [X]      No  [ ]

                Number of Shares Outstanding as of July 31, 1999

COMMON STOCK ($5.00 Par Value)                                   696,774
      (Title of Class)                                     (Outstanding Shares)

                        COMMUNITY INDEPENDENT BANK, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1999

                                    Contents

PART I      FINANCIAL INFORMATION                                      Page No.

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998                          3

            Consolidated Statements of Income
               for the Six and Three Month Periods
               Ended June 30, 1999 and 1998                                4

            Consolidated Statements of Comprehensive
               Income for the Six Month Periods Ended
               June 30, 1999 and 1998                                      5

            Consolidated Statements of Stockholders'
               Equity for the Six Month Period
               Ended June 30, 1999                                         6

            Consolidated Statements of Cash Flows
               for the Six Month Periods Ended June 30,
               1999 and 1998                                               7

            Notes to Consolidated Financial Statements
                                                                           8

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 9-17

Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk                                          17

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings                                             17
Item 2.     Changes in Securities and Use of Proceeds                     17
Item 3.     Defaults Upon Senior Securities                               17
Item 4.     Submission of Matters to a Vote of Security
               Holders                                                    17
Item 5.     Other Information                                             17
Item 6.     Exhibits and Reports on Form 8-K                              17

Signatures                                                                18

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS

                                                      June 30, 1999       December 31, 1998
                                                       (Unaudited)
ASSETS
Cash and due from banks                                $   2,288,435       $   2,998,485
Interest-bearing deposits in other banks                      26,168              25,707
Cash and cash equivalents                                  2,314,603           3,024,192
Securities available for sale                             13,969,810          12,876,464
Mortgage loans held for sale                                 160,750           1,051,500
Loans receivable, net of allowance for
  loan losses June 30, 1999 $853,504,
  December 31, 1998 $719,788                              84,236,416          79,322,201
Bank premises and equipment, net                           2,783,156           2,710,743
Accrued interest receivable and other assets               3,463,483           2,736,735
                  TOTAL ASSETS                         $ 106,928,218       $ 101,721,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                              $   9,596,298       $   9,551,421
     Interest bearing                                     82,682,718          75,891,372
                  TOTAL DEPOSITS                          92,279,016          85,442,793

  Securities sold under agreements
     to repurchase                                           570,763                --
  Other borrowed funds                                     1,056,965           3,423,300
  Long-term debt                                           5,000,000           5,000,000
  Other liabilities                                          658,890             496,270
                  TOTAL LIABILITIES                       99,565,634          94,362,363

Stockholders' equity:
    Preferred stock, par value $5.00 per
      share; authorized and unissued
      1,000,000 shares                                          --                  --
    Common stock, par value $5.00
      per share; authorized 5,000,000
      shares; issued and outstanding
      June 30, 1999 696,774 shares;
      December 31, 1998 696,774 shares                     3,483,870           3,483,870
    Surplus                                                  142,148             142,148
    Retained earnings                                      3,774,329           3,634,445
    Accumulated other comprehensive income (loss)            (37,763)             99,009

              TOTAL STOCKHOLDERS' EQUITY                   7,362,584           7,359,472
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $ 106,928,218       $ 101,721,835

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     For the Six Months Ended       For the Three Months Ended
                                                      June 30,        June 30,      June 30,         June 30,
                                                        1999            1998          1999             1998
Interest income:
  Loan receivable, including fees                   $3,537,018      $3,047,262      $1,801,077      $1,591,051
  Securities:
    Taxable                                            340,035         297,538         170,941         152,972
    Tax-exempt                                          10,072          16,157           5,028           7,812
  Other                                                 25,522          10,626          12,944             616
         Total interest income                       3,912,647       3,371,583       1,989,990       1,752,451
Interest expense:
  Deposits                                           1,741,911       1,483,592         880,887         760,669
  Other borrowed funds                                  68,011          33,712          37,465          28,021
  Long-term debt                                       149,263         149,263          74,954          75,044
         Total interest expense                      1,959,185       1,666,567         993,306         863,734

           Net interest income                       1,953,462       1,705,016         996,684         888,717

Provision for loan losses                              180,000          60,000          90,000          30,000
           Net interest income after
           provision for loan losses                 1,773,462       1,645,016         906,684         858,717
Other income:
  Customer service fees                                155,218         135,335          78,097          69,595
  Net gains from sale of mortgages                      34,770          73,953           8,437          48,994
  Other                                                143,314         140,577          78,067          70,303
         Total other income                            333,302         349,865         164,601         188,892
Other expenses:
  Salaries and employee benefits                       952,824         820,699         492,510         416,395
  Occupancy                                            189,686         141,303          96,030          71,438
  Equipment                                            168,020         130,712          86,075          65,818
  Marketing and advertising                             47,994          52,203          32,386          30,292
  Loan collection and foreclosed real estate            15,175          86,884           8,117          61,150
  Professional fees                                     23,827          49,743           8,577          40,006
  Stationery and supplies                               49,294          30,724          22,264          15,890
  Other                                                353,359         262,448         184,127         137,753
         Total other expenses                        1,800,179       1,574,716         930,086         838,742

    Income before income taxes                         306,585         420,165         141,199         208,867
Federal income taxes                                    83,089         124,529          37,736          60,795
         Net Income                                 $  223,496      $  295,636      $  103,463      $  148,072
Basic and diluted earnings per share                $     0.32      $     0.42      $     0.15      $     0.21
Weighted average number of common
    shares outstanding                                 696,774         696,574         696,774         696,574

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                       For the Six Months Ended
                                                   June 30, 1999       June 30, 1998
Net Income                                           $ 223,496           $ 295,636

Other Comprehensive Income (Loss)
  net of tax


           Unrealized holding gains (losses)
              arising during the period, net of
              tax expense  1999 ($67,496);
              1998 $2,323                             (136,772)              4,511

Total comprehensive income                           $  86,724           $ 300,147

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30,
1999 (Unaudited)


                                                                                               Accumulated
                                                                                               Other
                                            Common                            Retained         Comprehensive
                                             Stock             Surplus        Earnings         Income             Total

Balance, December 31, 1998                $ 3,483,870      $   142,148      $ 3,634,445       $    99,009       $ 7,359,472
Net income                                       --               --            223,496              --             223,496
Cash dividends ($.12 per share)                  --               --            (83,612)             --             (83,612)
Net change in unrealized gain (loss)
  on securities available for sale,
  net of taxes                                   --               --               --            (136,772)         (136,772)
Balance, June 30, 1999                    $ 3,483,870      $   142,148      $ 3,774,329       $   (37,763)      $ 7,362,584

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                           For the Six Months Ended
                                                                         June 30, 1999    June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  223,496           295,636
Adjustments to reconcile net income
         to net cash provided by operating activities:

         Provision for loan losses                                          180,000            60,000
         Provision for depreciation                                         142,645           116,889
         Net gains on sale of mortgage loans                                (34,770)          (73,953)
         Proceeds from sale of mortgage loans                             2,530,203         5,224,953
         Mortgage loans originated for sale                              (1,604,683)       (5,151,000)
         Net amortization of securities premiums and discounts                3,626             2,666
         Amortization of mortgage servicing rights                           15,545             9,054
         Increase in accrued interest receivable and other assets          (316,619)          (94,329)
         Increase in other liabilities                                      162,620            80,244
                  Net cash provided by operating activities               1,302,063           470,160

CASH FLOW FROM INVESTING ACTIVITIES
         Proceeds from maturities of securities held to maturity               --           1,000,000
         Proceeds from maturities of securities available for sale        1,000,000           435,000
         Purchase of securities available for sale                       (2,301,240)       (2,159,720)
         Net increase in loans                                           (5,210,635)      (11,595,694)
         Purchases of bank premises and equipment                          (215,058)          (87,571)
         Purchase of life insurance                                        (450,000)             --
         Proceeds from surrender of life insurance                          208,242              --
                  Net cash used in investing activities                  (6,968,691)      (12,407,985)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                         6,836,223         8,874,321
         Net increase in securities sold
              under agreements to repurchase                                570,763              --
         Net increase (decrease) in other borrowed funds                 (2,366,335)        1,319,870
         Dividends paid                                                     (83,612)          (83,589)
         Proceeds from common stock options exercised                          --               1,775
                  Net cash provided by financing activities               4,957,039        10,112,377
                  Increase (decrease) in cash and cash equivalents         (709,589)       (1,825,448)
Cash and cash equivalents:
         Beginning                                                        3,024,192         3,632,479
         Ending                                                           2,314,603         1,807,031
Cash payments for:
         Interest                                                         1,987,657         1,672,083
         Income taxes                                                       139,267           112,910

See Notes to Consolidated Financial Statements

                        COMMUNITY INDEPENDENT BANK, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARY,
                              BERNVILLE BANK, N.A.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

Note A.  Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note C.  New Accounting Standard

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998 which was recently amended by Statement No. 137 which delays the effective date. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the Company.

Note D.  Cash Dividend

     On July 8, 1999, the Board of Directors declared a dividend of $.06 per share to shareholders of record on July 23, 1999. The dividend will be paid on August 13, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

     The Company's net income for the second quarter of 1999 was $103,463, a decrease of $44,609, or 30.1% from $148,072 net income for the second quarter of 1998. Net income for the six months ended June 30, 1999 was $223,496, 24.4% less than the $295,636 reported for the same period in 1998. Total assets increased to $106,928,218 at June 30, 1999, an increase of $5,206,383, or 5.1% from
$101,721,835 at December 31, 1998.

     During the six months ended June 30, 1999, loans receivable increased 6.2% to $84,236,416 from $79,322,201 at December 31, 1998, while deposits increased 8.0% to $92,279,016 from $85,442,793 at December 31, 1998.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

     Net interest income is the primary source of operating income for the Company. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. Generally, changes in net interest income are measured by net interest rate spread and net interest margin. Net interest rate spread is equal to the difference between the average rate earned on earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin represents the difference between interest income (including net loan fees earned) and interest expense calculated as a percentage of average earning assets. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of asset and liability balances.

     The Company's net interest income increased $107,967 or 12.1% to $996,684 during the second quarter of 1999 from $888,717 during the second quarter of 1998. For the first six months of 1999, net interest income increased $248,446 or 14.6% to $1,953,462 from $1,705,016 during the first six months of 1998.

     Interest income increased $237,539 or 13.6%, from $1,752,451 for the second quarter of 1998 to $1,989,990 for the second quarter of 1999, while interest expense increased $129,572 or 15.0%, from $863,734 for the second quarter of 1998 to $993,306 for the second quarter of 1999. For the first six months of 1999, interest income increased $541,064 or 16.0% to $3,912,647 from $3,371,583 for the first six months of 1998, while interest expense increased $292,618 or 17.6% from $1,666,567 for the first six months of 1998 to $1,959,185 for the first six months of 1999.

     The increases in interest income are principally due to higher levels of loans receivable and taxable securities while the increase in interest expense was due to interest bearing deposits growth and higher levels of borrowed funds used to fund the growth in earning assets.

     Net interest margin decreased 18 basis points from 4.25% in the second quarter of 1998 to 4.07% in the second quarter of 1999. Net interest margin decreased 15 basis points from 4.22% for the first six months of 1998 to 4.07% for the first six months of 1999. Net interest margin decreased primarily due to a larger decrease in the average yield on interest-earning assets than the decrease in the average rate paid on interest-bearing liabilities.

     For the second quarter of 1999, the average yield on earning assets decreased 27 basis points to 8.11% from 8.38% for the second quarter of 1998. For the first six months of 1999, the average yield on earning assets decreased 20 basis points to 8.15% from 8.35% for the first six months of 1998. The decrease is primarily attributable to a decrease in average yield earned on commercial loans.

     For the second quarter of 1999, the average rate paid on interest-bearing liabilities decreased 15 basis points to 4.46% from 4.61% for the second quarter of 1998. For the first six months of 1999, the average rate paid on interest-bearing liabilities decreased 9 basis points to 4.53% from 4.62% for the first six months of 1998. The decrease was caused primarily by a decrease in the volume of other borrowed funds and a decrease in the average rate paid on time deposits.

Provision for Loan Losses

     The provision for loan losses was $90,000 for the second quarter of 1999 compared to $30,000 for the second quarter of 1998. For the first six months of 1999, the loan loss provision was $180,000 compared to $60,000 for the first six months of 1998.

     The allowance for loan losses represented 1.01% and .90% of total loans receivable at June 30, 1999 and at December 31, 1998, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate for each of the periods presented, however, due to the significant increase in loans the monthly addition to the allowance was increased from $10,000 to $30,000 beginning in July 1998 and continuing through June 1999.

Other Income

     Total other income decreased $24,291 or 12.9% from $188,892 during the second quarter of 1998 to $164,601 during the second quarter of 1999. The decrease was due primarily to a $40,557 decrease in net gains from the sale of mortgages which was partially offset by an increase of $8,502 in customer service fees and an increase in other income of $7,764 which is primarily attributable to earnings on life insurance policies.

Other Expenses

     Total other expenses increased $91,344 or 10.89% during the second quarter of 1999 versus the same period in 1998, from $838,742 to $930,086. Total other expenses also increased during the first six months of 1999 versus the first six months of 1998 by $225,463 or 14.3% from $1,574,716 to $1,800,179. The increase in total other expenses reflects the continued growth of the Company.

     Salaries and employee benefits, which represent the largest component of other expenses increased from $416,395 for the second quarter of 1998 to $492,510 for the same period in 1999. For the first six months of 1999, salaries and employee benefits increased $132,125 or 16.1% to $952,824 from $820,699 for the same period in 1998. Salaries and employee benefits increased due to the growth of the Company, which resulted in the creation of additional positions throughout the Company.

     Occupancy expense increased $24,592 or 34.4%, to $96,030 for the second quarter of 1999 versus $71,438 for the second quarter of 1998. For the first six months of 1999, occupancy expense was $189,686 versus $141,303 for the same period in 1998, an increase of $48,383 or 34.2%. Approximately $41,000 of that increase can be attributed to the addition of the new operations center lease in the third quarter of 1998 and the related building maintenance and utilities costs associated with that location.

     Equipment expense increased $20,257 or 30.8%, from $65,818 for the second quarter of 1998 to $86,075 for the second quarter of 1999. For the first six months of 1999, equipment expense increased $37,308 or 28.5% to $168,020 from $130,712 for the same period in 1998. The increase in equipment expense was the result of increases in maintenance contracts, equipment repairs, software support and depreciation. Equipment purchases of $337,859 during 1998 and $231,769 thus far in 1999 had a significant impact on depreciation, which increased approximately $24,000.

     Marketing and advertising expenses increased $2,094 or 6.9% to $32,386 for the second quarter of 1999 versus $30,292 for the second quarter of 1998. For the first six months of 1999, marketing and advertising was $47,994 versus $52,203 for the same period in 1998, a decrease of $4,209 or 8.1%. The decrease for the first six months of 1999 was due to an effort by management to control these types of expenses.

     Loan collection and foreclosed real estate expenses decreased $53,033 or 86.7% to $8,117 for the second quarter of 1999 versus $61,150 for the second quarter of 1998. For the first six months of 1999, loan collection and foreclosed real estate expenses were $15,175 versus $86,884 for the same period in 1998, a decrease of $71,709 or 82.5%. The higher level of loan collection and foreclosed real estate expenses in 1998 was primarily due to the environmental clean-up costs associated with a property which was sold in the third quarter of 1998.

     Professional fees decreased $31,429 or 78.6% to $8,577 for the second quarter of 1999 versus $40,006 for the second quarter of 1998. For the first six months of 1999, professional fees were $23,827 versus $49,743 for the same period in 1998, a decrease of $25,916 or 52.1%. Professional fees for the first six months of 1998 were higher than that for the same period in 1999 due to legal and accounting fees associated with registering the Company with the SEC and listing the Company's stock on the American Stock Exchange.

     Stationery and supplies expense increased $6,374 or 40.1% to $22,264 for the second quarter of 1999 versus $15,890 for the second quarter of 1998. For the first six months of 1999, stationary and supplies expense was $49,294 versus $30,724 for the same period in 1998, an increase of $18,570 or 60.4%. The increase is primarily a result of the continued growth of the Company.

     Other operating expenses increased from $137,753 for the second quarter of 1998 to $184,127 for the same period in 1999, an increase of $46,374 or 33.7%. For the first six months of 1999, other operating expenses increased $90,911 or 34.6% to $353,359 versus $262,448 for the same period in 1998. Other operating expenses included in this category that experienced increases for the current period include telephone, education and training, examinations, postage, travel, messenger services, MAC fees and stock exchange fees. The increases in such expense categories are principally the result of the Bank's growth.

Income Taxes

     Income tax expense was $37,736 for the second quarter of 1999, for an effective tax rate of 26.7% versus $60,795 for the second quarter of 1998 and an effective tax rate of 29.1%. For the first six months of 1999, income tax expense was $83,089 for an effective tax rate of 27.1% versus $124,529 and an effective tax rate of 29.6% for the same period in 1998. The tax rate for each of the periods was less than the federal statutory rate of 34% primarily because of tax-exempt securities and loan income and earnings on the cash surrender value of life insurance policies.

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

     The Company's software systems were purchased from well-established software vendors and were not developed in-house. The Company has worked closely with its vendors to ensure readiness. Early in the Y2K project, mission critical applications were identified. These applications have all been certified as Y2K ready. The Company has participated in a joint Y2K testing program with its primary software vendor. All PC's have been tested for Y2K compliance. BIOS upgrades were made to those PC's which did not pass the initial tests. ATM's were upgraded to assure their readiness for Year 2000.

     Systems such as HVAC, security access systems, elevators, calculators, etc. have been checked and verified for Year 2000 readiness.

     Through December 31, 1998, the Company incurred approximately $15,000 in expenses related to the year 2000. An additional $3,000 in Y2K expenses was spent during the first six months of 1999. Any additional Y2K related expenses for the remainder of 1999 are expected to be minimal.

     The Company has identified and contacted its major commercial customers concerning the Y2K efforts of these customers and continues to work closely with them to insure their successful transition to Year 2000. Information concerning Y2K and the Company's readiness efforts has been made available to all customers of the Company. Employees of the Company have been informed of the Company's efforts through articles in the Company's weekly newsletter.

     As part of the planning process, the Company has developed a business resumption plan that provides alternative methods of doing business, should it be necessary. The Company has in place a contract with an alternative site provider to provide contingency processing services.

     The Company believes that, as of June 30, 1999, it has completed the majority of its preparations for Year 2000 and is confident that it will provide uninterrupted financial services during the Year 2000 rollover and well beyond.

FINANCIAL CONDITION

Securities

     Securities increased to $13,969,810 at June 30, 1999, from $12,876,464 at December 31, 1998. The increase of $1,093,346 or 8.5% is primarily the net difference between U.S. Government agency obligation purchases of $2,001,650 and proceeds from maturities of a U.S. Government agency obligation and U.S. Treasury note totaling $1,000,000.

Loans

     Loans receivable, net of the allowance for loan losses of $853,504 at June 30, 1999 and $719,788 at December 31, 1998 increased to $84,236,416 at June 30,
1999 from $79,322,201 at December 31, 1998. The increase of $4,914,215 or 6.2%
was primarily from an increase in commercial loans of $4,433,088 from $27,184,490 at December 31, 1998 to $31,617,578 at June 30, 1999.

Loan and Asset Quality

     Total non-performing loans (comprised of non-accruing and loans past due for more than 90 days and still accruing) as a percentage of average loans outstanding as of June 30, 1999 was .11%, compared with .39% at December 31, 1998.

     The Bank had other real estate owned (OREO) consisting of two properties in the amount of $138,716 at June 30, 1999 and one property in the amount of $47,600 at December 31, 1998.

     The following schedule displays detailed information about the Bank's non-performing assets and the allowance for loan losses for the periods ended June 30, 1999, December 31, 1998 and June 30, 1998.


                                        June 30, 1999    December 31, 1998   June 30, 1998
                                                           (In thousands)
Average loans outstanding                  $83,407           $74,859           $76,395

Allowance for loan losses                      853               720               546

Non-performing loans:
   Non-accruing loans                            0                93                99
   Accruing loans past due
     90 days or more                            90               202                16

         Total non-performing loans             90               295               115

Other real estate                              139                48               213

         Total non-performing assets       $   229           $   343           $   328

Non-performing loans to average
   loans outstanding                          0.11%             0.39%             0.15%

Non-performing assets to total assets         0.21%             0.34%             0.38%

Allowance for loan losses to total
   non-performing loans                     947.78%           244.07%           474.78%

Allowance for loan losses to
  average loans outstanding                   1.02%             0.96%             0.71%

Potential Problem Loans

     At June 30, 1999, the Bank has $3,424,000 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

Deposits

     Total deposits at June 30, 1999 were $92,279,016, an increase of $6,836,223 or 8.0% over total deposits of $85,442,793 at December 31, 1998. All deposit categories except non-interest bearing demand accounts, statement savings accounts and time deposits $100,000 and over increased from December 31,1998 to June 30, 1999, with the most significant increases in money market deposit accounts and time deposits less than $100,000. MMDAs increased $4,432,351 or 26.7% from $16,601,248 at December 31, 1998 to $21,033,599 at June 30, 1999.
Time deposits less than $100,000 increased $2,552,226 or 6.4% from $39,627,621 at December 30, 1998 to $42,179,847 at June 30, 1999. The increase in total deposits was a result of competitive pricing of the money market product and was primarily used to fund new loans.

Other Borrowed Funds and Long-term Debt

     Other borrowed funds including securities sold under agreements to repurchase and long-term debt decreased $1,795,572 from $8,423,300 at December 31, 1998 to $6,627,728 at June 30, 1999. The decrease was primarily a result of lower overnight borrowings due to growth in deposits which exceeded the volume of new lending.

Stockholders' Equity and Capital Ratios

     Total stockholders' equity at June 30, 1999 was $7,362,584 compared to $7,359,472 at December 31, 1998. The retained net earnings of the Company of $139,884 were substantially offset by unrealized losses on securities available for sale of $136,772. A comparison of the Bank's capital ratios is as follows:

                                        June 30, 1999              December 31, 1998
                                        -------------              -----------------
Tier 1 Capital                               6.89%                        7.04%
   (to average assets)

Tier 1 Capital                               9.32%                        9.91%
   (to risk-weighted assets)

Total Capital                               10.43%                       10.93%
   (to risk-weighted assets)

     The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At June 30, 1999 and December 31, 1998, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

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

     The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $3,084,473. Another source of funds is maturities in the loan portfolio.

     The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $32 million at June 30, 1999. At June 30, 1999, the Bank had $5 million borrowed from the FHLB with a scheduled maturity in October 1999.

     Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

Future Outlook

     A cash dividend of six cents per share was declared to shareholders of record on July 23, 1999, payable on August 13, 1999. Community Independent Bank, Inc. established a dividend reinvestment plan in 1998. The dividend reinvestment plan was registered with the U.S. Securities and Exchange Commission in July 1999 which enables the holding company to issue authorized shares to satisfy the needs of the dividend reinvestment program.

     Bernville Bank, N.A., a subsidiary of Community Independent Bank, Inc., has announced that no new branches will be opened during 1999. The primary objective in the 1999 strategic plan is to increase the bank's profitability. A community financial center site is under agreement pending plan approval by the site developers from the municipality. Approval is anticipated during the third quarter 1999.

     Bernville Bank is exploring the formation of joint ventures with insurance agencies to provide title insurance and general insurance products. Bernville Bank has introduced lease-financing services to meet the equipment acquisition needs of the businesses and repurchase agreements as a cash management tool for individuals and businesses. Management believes that adding these products and services to the many quality financial services the bank already offers to its customers will allow the bank to better serve its customers, create new fee income opportunities and compete more effectively.

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

                  (a) Exhibit
                        27. Financial Data Schedule

                  (b) Reports on Form 8-K
                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                COMMUNITY INDEPENDENT BANK, INC.
                                --------------------------------
                                         (Registrant)





    August 13, 1999             /s/   Arlan J. Werst
    -------------------         ---------------------------------
            Date                Arlan J. Werst, President/CEO


    August 13, 1999             /s/   Linda L. Strohmenger
    -------------------         ---------------------------------
            Date                Linda L. Strohmenger, Secretary
                                (Principal financial officer)