Form 10QSB
period 1999-09-30
COMMUNITY INDEPENDENT BANK INC
filed 1999-11-12
CIK 760993

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1999.

( ) Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________to ____________.

                                  No. 000-29658
                            ------------------------
                            (Commission File Number)

                        COMMUNITY INDEPENDENT BANK, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     PENNSYLVANIA                                       23-2357593
------------------------                        ------------------------
(State of Incorporation)                        (IRS Employer ID Number)

   201 N. MAIN STREET, BERNVILLE, PA                      19506
----------------------------------------                ----------
(Address of Principal Executive Offices)                (zip code)

                                 (610) 488-1200
                         -------------------------------
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

               Number of Shares Outstanding as of October 31, 1999

COMMON STOCK ($5.00 Par Value)                           697,600
------------------------------                     --------------------
         (Title of Class)                          (Outstanding Shares)

                        COMMUNITY INDEPENDENT BANK, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 1999

                                    Contents

PART I   FINANCIAL INFORMATION                                  Page No.
                                                                --------
Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                    September 30, 1999 and December 31, 1998          3

                  Consolidated Statements of Income
                     for the Nine and Three Month Periods
                     Ended September 30, 1999 and 1998                4

                  Consolidated Statements of Comprehensive
                     Income for the Nine Month Periods Ended
                     September 30, 1999 and 1998                      5

                  Consolidated Statements of Stockholders'
                     Equity for the Nine Month Period
                     Ended September 30, 1999                         6

                  Consolidated Statements of Cash Flows
                     for the Nine Month Periods Ended
                     September 30, 1999 and 1998                      7

                  Notes to Consolidated Financial Statements          8

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    8-17

Item 3.           Quantitative and Qualitative Disclosures
                     About Market Risk                               17

Part II           OTHER INFORMATION

Item 1.           Legal Proceedings                                  17
Item 2.           Changes in Securities and Use of Proceeds          17
Item 3.           Defaults Upon Senior Securities                    17
Item 4.           Submission of Matters to a Vote of Security
                     Holders                                         17
Item 5.           Other Information                                  17
Item 6.           Exhibits and Reports on Form 8-K                   17

Signatures                                                           18

COMMUNITY INDEPENDENT BANK, INC.

AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS


ASSETS                                               September 30, 1999   December 31, 1998
                                                        (Unaudited)
                                                     ------------------   -----------------
Cash and due from banks                                $   2,692,426       $   2,998,485
Interest-bearing deposits in other banks                      19,690              25,707
Cash and cash equivalents                                  2,712,116           3,024,192
Securities available for sale                             14,832,601          12,876,464
Mortgage loans held for sale                                    --             1,051,500
Loans receivable, net of allowance for
  loan losses September 30, 1999 $862,799,
  December 31, 1998 $719,788                              84,848,933          79,322,201
Bank premises and equipment, net                           2,750,432           2,710,743
Accrued interest receivable and other assets               3,419,661           2,736,735
                  TOTAL ASSETS                         $ 108,563,743       $ 101,721,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                              $   8,838,485       $   9,551,421
     Interest bearing                                     77,075,623          75,891,372
                  TOTAL DEPOSITS                          85,914,108          85,442,793

  Securities sold under agreements
     to repurchase                                           616,833                --
  Other borrowed funds                                     8,967,611           3,423,300
  Long-term debt                                           5,000,000           5,000,000
  Other liabilities                                          619,938             496,270
                  TOTAL LIABILITIES                      101,118,490          94,362,363

Stockholders' equity:
    Preferred stock, par value $5.00 per
      share; authorized and unissued
      1,000,000 shares                                          --                  --
    Common stock, par value $5.00
      per share; authorized 5,000,000
      shares; issued and outstanding
      September 30, 1999 697,600 shares;
      December 31, 1998 696,774 shares                     3,488,000           3,483,870
    Surplus                                                  147,779             142,148
    Retained earnings                                      3,871,021           3,634,445
    Accumulated other comprehensive income (loss)            (61,547)             99,009

              TOTAL STOCKHOLDERS' EQUITY                   7,445,253           7,359,472
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $ 108,563,743       $ 101,721,835

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                      For the Nine Months Ended        For the Three Months Ended
                                                    -----------------------------    ------------------------------
                                                    September 30,   September 30,    September 30,    September 30,
                                                        1999            1998             1999             1998
                                                    -------------   -------------    -------------    -------------
Interest income:
  Loan receivable, including fees                   $ 5,374,894      $ 4,770,378      $ 1,837,876      $ 1,723,116
  Securities:
    Taxable                                             527,623          458,707          187,588          161,169
    Tax-exempt                                           17,268           23,213            7,196            7,056
  Other                                                  36,578           10,857           11,056              231
         Total interest income                        5,956,363        5,263,155        2,043,716        1,891,572
Interest expense:
  Deposits                                            2,611,207        2,293,154          869,296          809,562
  Other borrowed funds                                  134,350          101,015           66,339           67,303
  Long-term debt                                        225,131          225,132           75,868           75,869
         Total interest expense                       2,970,688        2,619,301        1,011,503          952,734

           Net interest income                        2,985,675        2,643,854        1,032,213          938,838

Provision for loan losses                               210,000          150,000           30,000           90,000
           Net interest income after
           provision for loan losses                  2,775,675        2,493,854        1,002,213          848,838
Other income:
  Customer service fees                                 246,915          199,786           91,697           64,451
  Net gains from sale of mortgages                       50,203          108,212           15,433           34,259
  Other                                                 218,147          211,724           74,833           71,147
         Total other income                             515,265          519,722          181,963          169,857
Other expenses:
  Salaries and employee benefits                      1,446,328        1,244,603          493,504          423,904
  Occupancy                                             287,143          234,436           97,457           93,133
  Equipment                                             255,312          199,186           87,292           68,474
  Marketing and advertising                              71,016           77,698           23,022           25,495
  Loan collection and foreclosed real estate             31,505           84,208           16,330           (2,676)
  Professional fees                                      40,292           77,417           16,465           27,674
  Stationery and supplies                                70,971           54,582           21,677           23,858
  Other                                                 516,712          410,026          163,353          147,578
         Total other expenses                         2,719,279        2,382,156          919,100          807,440

    Income before income taxes                          571,661          631,420          265,076          211,255
Federal income taxes                                    160,834          181,928           77,745           57,399
         Net Income                                 $   410,827      $   449,492      $   187,331      $   153,856
Basic and diluted earnings per share                $      0.59      $      0.65      $      0.27      $      0.22
Weighted average number of common
    shares outstanding                                  696,907          696,574          697,169          696,574


See Notes to Consolidated Financial statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                                    For the Nine Months Ended
                                                            ----------------------------------------
                                                            September 30, 1999    September 30, 1998
                                                            ------------------    ------------------
Net Income                                                       $ 410,827             $ 449,492

Other Comprehensive Income  (Loss)
   net of tax


            Unrealized holding gains (losses)
                arising during the period, net of
                tax expense (benefit) 1999 ($79,749);
                1998 $49,277                                      (160,556)               95,656

Total comprehensive income                                       $ 250,271             $ 545,148


See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 1999 (Unaudited)

                                                                                               Accumulated
                                                                                                  Other
                                             Common                            Retained      Comprehensive
                                              Stock           Surplus          Earnings          Income             Total
                                           -----------      -----------      -----------     --------------      -----------
Balance, December 31, 1998                 $ 3,483,870      $   142,148      $ 3,634,445       $    99,009       $ 7,359,472
Net income                                        --               --            410,827              --             410,827
Cash dividends ($.25 per share)                   --               --           (174,251)             --            (174,251)
Net change in unrealized gain (loss)
    on securities available for sale,
    net of taxes                                  --               --               --            (160,556)         (160,556)
Issuance of 826 shares of common
    stock under dividend reinvestment
    program                                      4,130            5,631             --                --               9,761
Balance, September 30, 1999                $ 3,488,000      $   147,779      $ 3,871,021       $   (61,547)      $ 7,445,253


See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   For the Nine Months Ended
                                                                           ------------------------------------------
                                                                           September 30, 1999      September 30, 1998
                                                                           ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        410,827                 449,492
Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for loan losses                                                210,000                 150,000
         Provision for depreciation                                               214,708                 175,334
         Net gains on sale of mortgage loans                                      (50,203)               (108,212)
         Proceeds from sale of mortgage loans                                   3,446,353               7,321,861
         Mortgage loans originated for sale                                    (2,344,650)             (7,213,650)
         Net amortization of securities premiums and discounts                      5,385                   4,217
         Amortization of mortgage servicing rights                                 23,585                  13,599
         Increase in accrued interest receivable and other assets                (385,004)               (192,779)
         Increase in other liabilities                                             74,836                  90,393
                  Net cash provided by operating activities                     1,605,837                 690,255

CASH FLOW FROM INVESTING ACTIVITIES
         Proceeds from maturities of securities held to maturity                     --                 1,000,000
         Proceeds from maturities of securities available for sale              1,500,000               1,435,000
         Purchase of securities available for sale                             (3,701,827)             (4,356,860)
         Net increase in loans                                                 (5,736,732)            (15,724,704)
         Purchases of bank premises and equipment                                (254,397)               (169,050)
         Purchase of life insurance                                              (450,000)                   --
         Proceeds from surrender of life insurance                                208,242                    --
                  Net cash used in investing activities                        (8,434,714)            (17,815,614)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                                 471,315              10,229,597
         Net increase in securities sold
              under agreements to repurchase                                      616,833                    --
         Net increase (decrease) in other borrowed funds                        5,544,311               5,549,104
         Dividends paid                                                          (125,419)               (125,395)
         Proceeds from shares issued under dividend
              reinvestment program                                                  9,761                    --
         Proceeds from common stock options exercised                                --                     1,775
                  Net cash provided by financing activities                     6,516,801              15,655,081
                  Increase (decrease) in cash and cash equivalents               (312,076)             (1,470,278)
Cash and cash equivalents:
         Beginning                                                              3,024,192               3,632,479
         Ending                                                                 2,712,116               2,162,201
Cash payments for:
         Interest                                                               2,996,229               2,611,820
         Income taxes                                                             200,115                 194,484


See Notes To Consolidated Financial Statements

                        COMMUNITY INDEPENDENT BANK, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARY,
                              BERNVILLE BANK, N.A.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

Note A. Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note C. Cash Dividend

     On September 23, 1999, the Board of Directors declared a dividend of $.07 per share to shareholders of record on October 22, 1999. The dividend will be paid on November 15, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

     The Company's net income for the third quarter of 1999 was $187,331, an increase of $33,475, or 21.8% from $153,856 net income for the third quarter of 1998. Net income for the nine months ended September 30, 1999 was $410,827, 8.6% less than the $449,492 reported for the same period in 1998. Total assets increased to $108,563,743 at September 30, 1999, an increase of $6,841,908, or 6.7% from $101,721,835 at December 31, 1998.

     During the nine months ended September 30, 1999, loans receivable increased 7.0% to $84,848,933 from $79,322,201 at December 31, 1998, while deposits increased 0.6% to $85,914,108 from $85,442,793 at December 31, 1998. The increase in loans receivable was funded by an increase in other borrowed funds which included overnight borrowings from the FHLB and overnight repurchase agreements.

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

     The Company's net interest income increased $93,375 or 9.9% to $1,032,213 during the third quarter of 1999 from $938,838 during the third quarter of 1998. For the first nine months of 1999, net interest income increased $341,821 or 12.9% to $2,985,675 from $2,643,854 during the first nine months of 1998.

     Interest income increased $152,144 or 8.0%, from $1,891,572 for the third quarter of 1998 to $2,043,716 for the third quarter of 1999, while interest expense increased $58,769 or 6.2%, from $952,734 for the third quarter of 1998 to $1,011,503 for the third quarter of 1999. For the first nine months of 1999, interest income increased $693,208 or 13.2% to $5,956,363 from $5,263,155 for the first nine months of 1998, while interest expense increased $351,387 or 13.4% from $2,619,301 for the first nine months of 1998 to $2,970,688 for the first nine months of 1999.

     The increases in interest income are principally due to higher levels of loans receivable and taxable securities while the increase in interest expense was due to interest bearing deposits growth and higher levels of borrowed funds used to fund the growth in earning assets.

     Net interest margin decreased 1 basis point from 4.15% in the third quarter of 1998 to 4.14% in the third quarter of 1999. Net interest margin decreased 10 basis points from 4.19% for the first nine months of 1998 to 4.09% for the first nine months of 1999. The decrease in the net interest margin is primarily due to a larger decrease in the average yield on interest-earning assets than the decrease in the average rate paid on interest-bearing liabilities.

     For the third quarter of 1999, the average yield on earning assets decreased 14 basis points to 8.10% from 8.24% for the third quarter of 1998. For the first nine months of 1999, the average yield on earning assets decreased 16 basis points to 8.16% from 8.32% for the first nine months of 1998. The decrease is primarily attributable to a decrease in average yield earned on commercial loans.

     For the third quarter of 1999, the average rate paid on interest-bearing liabilities decreased 38 basis points to 4.28% from 4.66% for the third quarter of 1998. For the first nine months of 1999, the average rate paid on interest-bearing liabilities decreased 19 basis points to 4.44% from 4.63% for the first nine months of 1998. The decrease was caused primarily by a decrease in the average rate paid on other borrowed funds and a decrease in the average rate paid on time deposits.

Provision for Loan Losses

     The provision for loan losses was $30,000 for the third quarter of 1999 compared to $90,000 for the third quarter of 1998. For the first nine months of 1999, the loan loss provision was $210,000 compared to $150,000 for the first nine months of 1998.

     The allowance for loan losses represented 1.01% and .90% of total loans receivable at September 30, 1999 and at December 31, 1998, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of potential losses in the portfolio. Management believes that the allowance for loan losses is adequate for each of the periods presented.

Other Income

     Total other income increased $12,106 or 7.1% from $169,857 during the third quarter of 1998 to $181,963 during the third quarter of 1999. The increase was due primarily to a $27,246 increase in customer service fees and an increase in other income of $3,686, which were partially offset by a decrease of $18,826 in net gains from the sale of mortgages. The increase in customer service fees is a result of increases in ATM convenience fees and insufficient funds fees collected during the third quarter of 1999. The increase in other income is primarily attributable to earnings on life insurance policies.

     For the first nine months of 1999, total other income decreased $4,457 or 0.9% to $515,265 from $519,722 for the same period in 1998. The $4,457 decrease is primarily attributable a decrease in net gains from the sale of mortgages of $58,009 which was partially offset by an increase in customer service fees of $47,129. The increase in customer service fees is a result of increases in both ATM convenience fees and insufficient funds fees.

Other Expenses

     Total other expenses increased $111,660 or 13.8% during the third quarter of 1999 versus the same period in 1998, from $807,440 to $919,100. Total other expenses also increased during the first nine months of 1999 versus the first nine months of 1998 by $337,123 or 14.2% from $2,382,156 to $2,719,279. The increase in total other expenses reflects the continued growth of the Company.

     Salaries and employee benefits, which represent the largest component of other expenses increased $69,600 or 16.4% from $423,904 for the third quarter of 1998 to $493,504 for the same period in 1999. For the first nine months of 1999, salaries and employee benefits increased $201,725 or 16.2% to $1,446,328 from $1,244,603 for the same period in 1998. The increase in salaries and employee benefits is reflective of the continued growth of average assets of the Company.

     Occupancy expense increased $4,324 or 4.6%, to $97,457 for the third quarter of 1999 versus $93,133 for the third quarter of 1998. For the first nine months of 1999, occupancy expense was $287,143 versus $234,436 for the same period in 1998, an increase of $52,707 or 22.4%. Approximately $46,000 of that increase can be attributed to the addition of the new operations center lease in the third quarter of 1998 and the related building maintenance and utilities costs associated with that location.

     Equipment expense increased $18,818 or 27.5%, from $68,474 for the third quarter of 1998 to $87,292 for the third quarter of 1999. For the first nine months of 1999, equipment expense increased $56,126 or 28.2% to $255,312 from $199,186 for the same period in 1998. The increase in equipment expense was the result of increases in maintenance contracts, equipment repairs, software support and depreciation. Equipment purchases of $337,859 during 1998 and $254,397 thus far in 1999 had a significant impact on depreciation, which increased approximately $36,000.

     Marketing and advertising expenses decreased $2,473 or 9.7% to $23,022 for the third quarter of 1999 versus $25,495 for the third quarter of 1998. For the first nine months of 1999, marketing and advertising was $71,016 versus $77,698 for the same period in 1998, a decrease of $6,682 or 8.6%. The decrease in marketing and advertising expenses for the first nine months of 1999 was due to an effort by management to control these types of expenses.

     Loan collection and foreclosed real estate expenses increased $19,006 to $16,330 for the third quarter of 1999 versus ($2,676) for the third quarter of 1998. The increase in loan collection and foreclosed real estate expenses was primarily due to the additional expenses associated with two properties included in other real estate owned. For the first nine months of 1999, loan collection and foreclosed real estate expenses were $31,505 versus $84,208 for the same period in 1998, a decrease of $52,703 or 62.6%. The higher level of loan collection and foreclosed real estate expenses in 1998 was primarily due to the environmental clean-up costs associated with a property which was sold in the third quarter of 1998.

     Professional fees decreased $11,209 or 40.5% to $16,465 for the third quarter of 1999 versus $27,674 for the third quarter of 1998. For the first nine months of 1999, professional fees were $40,292 versus $77,417 for the same period in 1998, a decrease of $37,125 or 48.0%. Professional fees for the first nine months of 1998 were higher than that for the same period in 1999 due to legal and accounting fees associated with registering the Company with the SEC and listing the Company's stock on the American Stock Exchange.

     Stationery and supplies expense decreased $2,181 or 9.1% to $21,677 for the third quarter of 1999 versus $23,858 for the third quarter of 1998. For the first nine months of 1999, stationery and supplies expense was $70,971 versus $54,582 for the same period in 1998, an increase of $16,389 or 30.0%. The increase is primarily a result of the continued growth of the Company.

     Other operating expenses increased from $147,578 for the third quarter of 1998 to $163,353 for the same period in 1999, an increase of $15,775 or 10.7%. For the first nine months of 1999, other operating expenses increased $106,686 or 26.1% to $516,712 versus $410,026 for the same period in 1998. Other operating expenses included in this category that experienced increases for the current period include telephone, education and training, examinations, postage, travel, messenger services, MAC fees and shares tax. The increases in such expense categories are principally the result of the Bank's growth.

Income Taxes

     Income tax expense was $77,745 for the third quarter of 1999, for an effective tax rate of 29.3% versus $57,399 for the third quarter of 1998 and an effective tax rate of 27.2%. For the first nine months of 1999, income tax expense was $160,834 for an effective tax rate of 28.1% versus $181,928 and an effective tax rate of 28.8% for the same period in 1998. The tax rate for each of the periods was less than the federal statutory rate of 34% primarily because of tax-exempt securities and loan income and earnings on the cash surrender value of life insurance policies.

Year 2000

     During the two years of preparation for the Year 2000 issue, the bank underwent rigorous, detailed assessments by Federal regulators that were unsurpassed by any other industry segment. During the two years of preparing for the Year 2000 date change, the bank performed a broad assessment of its internal and external systems. This assessment was comprised of four stages:

Evaluation

     All systems were thoroughly examined to determine the extent and complexity of their vulnerability. Evaluations included hardware, software, mechanical and other critical and non-critical systems.

Correction

     In each case where a potential problem was identified, action was taken to address it. Mission critical systems (those that would affect our customers most directly) were fixed immediately. Other systems have either been made Y2K ready, or have been replaced.

Testing

     Every system that has been identified as mission critical was tested. In many cases, Y2K ready systems are in use now. The Company has communicated to its customers that there will be no need to have large amounts of cash on hand since the usual payment methods such as checks, credit cards, debit cards and ATMs have all been extensively tested and are Year 2000 ready.

Contingency Plans

     Plans are in place to ensure that operations continue in the unlikely event a system fails. For example:

     o Complete back-up records on all customer accounts are maintained

     o Service providers (phone companies, utilities and other) have been assessed for Y2K readiness

     o Sufficient cash will be available for customer requirements

     The Company has spent over $18,000 to support its Year 2000 preparedness efforts. Because of its efforts, the Company is confident that it will provide uninterrupted financial services during the Year 2000 rollover.

FINANCIAL CONDITION

Securities

     Securities increased to $14,832,601 at September 30, 1999, from $12,876,464 at December 31, 1998. The increase of $1,956,137 or 15.2% is primarily the net difference between purchases of U.S. Government agency obligations, general obligation bonds and a corporate note totaling $3,701,827 and proceeds from maturities of a U.S. Government agency obligation and U.S. Treasury notes totaling $1,500,000.

Loans

     Loans receivable, net of the allowance for loan losses of $862,799 at September 30, 1999 and $719,788 at December 31, 1998 increased to $84,848,933 at September 30, 1999 from $79,322,201 at December 31, 1998. The increase of $5,526,732 or 7.0% was primarily from an increase in commercial loans of $5,358,168 from $27,184,490 at December 31, 1998 to $32,542,658 at September 30,
1999.

Loan and Asset Quality

     Total non-performing loans (comprised of non-accruing loans and loans past due for more than 90 days and still accruing) as a percentage of average loans outstanding as of September 30, 1999 was 1.01%, compared with .39% at December 31, 1998. Total non-performing loans increased to $849,000 at September 30, 1999, from $295,000 at December 31, 1999. The increase in total non-performing loans is primarily attributable to two commercial mortgage loans totaling $573,000, both of which are well capitalized by real estate.

     The Bank had other real estate owned (OREO) consisting of two properties in the amount of $138,716 at September 30, 1999 and one property in the amount of $47,600 at December 31, 1998.

     The following schedule displays detailed information about the Bank's non-performing assets and the allowance for loan losses for the periods ended September 30, 1999, December 31, 1998 and September 30, 1998.

                                               September 30, 1999     December 31, 1998     September 30, 1998
                                                                       (In thousands)
                                               ------------------     -----------------     ------------------
Average loans outstanding                           $84,084                $74,859                $80,503

Allowance for loan losses                               863                    720                    636

Non-performing loans:
   Non-accruing loans                                     5                     93                     96
   Accruing loans past due
     90 days or more                                    844                    202                     18

         Total non-performing loans                     849                    295                    114

Other real estate                                       139                     48                     48

         Total non-performing assets                $   988                $   343                $   162

Non-performing loans to average
   loans outstanding                                   1.01%                  0.39%                  0.14%

Non-performing assets to total assets                  0.91%                  0.34%                  0.16%

Allowance for loan losses to total
   non-performing loans                              101.65%                244.07%                557.89%

Allowance for loan losses to
  average loans outstanding                            1.03%                  0.96%                  0.79%




Potential Problem Loans

     At September 30, 1999, the Bank has $4,069,000 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

Deposits

     Total deposits at September 30, 1999 were $85,914,108, an increase of $471,315 or 0.6% over total deposits of $85,442,793 at December 31, 1998. The most significant increases included MMDAs and time deposits $100,000 and over. MMDAs increased $823,306 or 5.0% from $16,601,248 at December 31, 1998 to $17,424,554 at September 30, 1999. Time deposits greater than $100,000 increased $731,614 or 13.6% from $5,387,650 at December 31, 1998 to $6,119,264 at
September 30, 1999. Significant decreases include non-interest bearing demand accounts and time deposits less than $100,000. Non-interest bearing demand accounts decreased $712,936 or 7.5% from $9,551,421 at December 31, 1998 to $8,838,485 at September 30, 1999. Time deposits less than $100,000 decreased $686,835 or 1.9% from $35,350,197 at December 31, 1999 to $34,663,362 at
September 30, 1999.

Other Borrowed Funds and Long-term Debt

     Other borrowed funds including securities sold under agreements to repurchase and long-term debt increased $6,161,144 from $8,423,300 at December 31, 1998 to $14,584,444 at September 30, 1999. The increase was primarily a result of higher overnight borrowings due to an increase in the volume of new lending which exceeded the growth in deposits.

Stockholders' Equity and Capital Ratios

     Total stockholders' equity at September 30, 1999 was $7,445,253 compared to $7,359,472 at December 31, 1998. In the third quarter of 1999, the Company implemented a dividend reinvestment program which resulted in additional capital of $9,761. The retained net earnings of the Company of $236,576 were substantially offset by unrealized losses on securities available for sale of $160,556. A comparison of the Bank's capital ratios is as follows:

                                  September 30, 1999         December 31, 1998
                                  ------------------         -----------------

Tier 1 Capital                            6.87%                    7.04%
   (to average assets)

Tier 1 Capital                            9.29%                    9.91%
   (to risk-weighted assets)

Total Capital                            10.38%                   10.93%
   (to risk-weighted assets)

     The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At September 30, 1999 and December 31, 1998, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

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

     The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $4,586,387. Another source of funds is maturities in the loan portfolio.

     The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $32 million at September 30, 1999. At September 30, 1999, the Bank had $5 million borrowed from the FHLB with a scheduled maturity in October 1999.

     Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

Future Outlook

     A cash dividend of seven cents per share was declared to shareholders of record on October 22, 1999, payable on November 15, 1999. Community Independent Bank, Inc. established a dividend reinvestment plan in 1998. The dividend reinvestment plan was registered with the U.S. Securities and Exchange Commission in July 1999 which enables the holding company to issue authorized shares to satisfy the needs of the dividend reinvestment program.

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




                                            COMMUNITY INDEPENDENT BANK, INC.
                                                    (Registrant)





November 12, 1999                               /s/ Arlan J. Werst
-----------------                               -----------------------------
       Date                                     Arlan J. Werst, President/CEO


November 12, 1999                               /s/ Linda L. Strohmenger
-----------------                               -------------------------------
       Date                                     Linda L. Strohmenger, Secretary
                                                (Principal financial officer)