Form 10KSB
period 1999-12-31
COMMUNITY INDEPENDENT BANK INC
filed 2000-03-30
CIK 760993

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

                                 (610) 488-1200
                          -----------------------------
                         (Registrant's Telephone Number)

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

                               Yes   [X]    No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]



     The issuer's revenues for the fiscal year ended December 31, 1999 were $8,652,151.


       The aggregate market value of voting stock held by non-affiliates of the registrant is $7,082,000.



     The number of shares of the Issuer's common stock, par value $5.00 per share, outstanding as of February 29, 2000 was 699,502.


DOCUMENTS INCORPORATED  BY REFERENCE:


     Part III incorporates certain information by reference from the registrant's Proxy Statement for the Annual Meeting of Shareholders.



Transitional Small Business Disclosure Format (check one):   Yes  ___  No  [X]

                        COMMUNITY INDEPENDENT BANK, INC.
                        FORM 10-KSB CROSS-REFERENCE INDEX




                                                                          Page
Part I
Item 1.    Business                                                        4-10
Item 2.    Properties                                                      10
Item 3.    Legal Proceedings                                               10
Item 4.    Submission of Matters to a Vote of Security Holders             10

Part II
Item 5.    Market for Registrant's Common Stock and Related Stockholder
             Matters                                                       11-12
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13-30
Item 7.    Financial Statements
           Independent Auditor's Report                                    31
           Consolidated Balance Sheets as of December 31, 1999 and
             December 31, 1998                                             32
           Consolidated Statements of Income for the Years Ended
             December 31, 1999 and 1998                                    33
           Consolidated Statements of Stockholders' Equity for the
             Years Ended December 31, 1999 and 1998                        34
           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1999 and 1998                                    35
           Notes to Consolidated Financial Statements                      36-56
Item 8.    Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      57

Part III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) Of the Exchange Act             57
Item 10.   Executive Compensation                                          57
Item 11.   Security Ownership of Certain Beneficial Owners and Management  57
Item 12.   Certain Relationships and Related Transactions                  57
Item 13.   Exhibits and Reports on Form 8-K                                59-61

Signatures                                                                 58

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

     As of December 31, 1999, the Company, on a consolidated basis, had total assets of approximately $109.5 million, total deposits of approximately $90.6 million, and stockholders' equity of approximately $7.2 million.

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

     As of December 31, 1999, the Bank (exclusive of the holding company assets and liabilities) had total assets of approximately $109.5 million, total deposits of approximately $90.7 million, and stockholders' equity of approximately $7.1 million. Its deposits are insured by the Bank Insurance Fund ("BIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent permitted by law.

     The Bank engages in a full service commercial and consumer banking business. The Bank, with its main office at 201 North Main Street, Bernville, Pennsylvania, also provides services to its customers through three full service branch banks which include drive-in facilities. The Bank's main office, three full service branch offices and operations center are all located in Berks County, Pennsylvania.

     The Bank's services include accepting time, demand and saving deposits, including NOW accounts, regular savings accounts, money market certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, making construction and mortgage loans and the renting of safe deposit facilities. The Bank also offers a check card to its customers and has instituted "Xpress Phone Banking" which provides customers 24-hour access to their accounts. Additional services include making residential mortgage loans and small business loans. The Bank's business loans include seasonal credit, collateral loans and term loans. The Bank is not authorized to exercise trust powers.

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

     Consumer loans are primarily fixed rates and represent 85% of the consumer loan portfolio. Lines of credit are offered as adjustable rates and represent 15% of the portfolio.

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

     The Bank competes with local commercial banks as well as other commercial banks with branches in the Bank's market area. All phases of the Bank's business are highly competitive. The Bank considers its major competition to be Berks County Bank, headquartered in Reading, Pennsylvania, First National Bank of Leesport, headquartered in Leesport, Pennsylvania, First Union National Bank, headquartered in Charlotte, North Carolina, Sovereign Bank, headquartered in Reading, Pennsylvania, and National Penn Bank, headquartered in Boyertown, Pennsylvania.

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

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. As a result of the legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with regard to insurance and securities activities. Moreover, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we serve. This could adversely impact our profitability.

Supervision and Regulation

     The Company is subject to regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. The deposits of the Bank are insured by the FDIC and the Bank is a member of the Bank Insurance Fund which is administered by the FDIC. The Bank is regulated and examined by the Office of the Comptroller of the Currency.

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

     In addition, a bank holding company, which does not qualify or does not elect to become a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

          o    Making or servicing loans;

          o    Performing certain data processing services;

          o    Providing discount brokerage services;

          o    Acting as fiduciary, investment or financial advisor;

          o    Leasing personal or real property;

          o Making investments in corporations or projects designed primarily to promote community welfare; and

          o    Acquiring a savings and loan association.

     Bank holding companies that do qualify as a financial holding company may engage in activities that are of a financial nature or incidental thereto. A bank holding company may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized", "well managed," has at least a "satisfactory" CRA rating in its most recent examination and the bank holding company has filed a certification with the Federal Reserve Bank that it elects to become a financial holding company.

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

Dividends

     Dividends are paid by the Company from its assets, which are mainly provided by dividends from the Bank. However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, the Bank, without prior regulatory approval, can declare dividends to the Company totaling $538,000 plus an additional amount equal to the Bank's net profit for 2000, up to the date of any such dividend declaration.

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

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1999, the Company and the Bank exceeded the minimum capital levels of the well capitalized category.

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

     As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as the Bank, would be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only deposit insurance cost for most well-capitalized, well-managed BIF insured and SAIF insured institutions will be FICO bond payments. For years 1997 through 1999, SAIF insured institutions will pay approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured institutions will pay approximately 1.3 cents per $100 in deposits. During 1999, the Bank paid $10,086 to the FDIC based on average deposits of approximately $88 million. From the year 2000 to 2017, both SAIF insured institutions and BIF insured institutions will pay approximately 2.43 cents per $100 in deposits toward retirement of the FICO obligations.

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

Community Reinvestment Act

     Under the Community Reinvestment Act of 1977 ("CRA"), the FDIC is required to assess the records of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the communities (including low and moderate income neighborhoods) which they serve. The FDIC also takes this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of branch banking or other deposit facilities, office relocation, or merger and acquisitions of financial institutions.

     The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance and requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating in its last CRA examination conducted by the FDIC.

Year 2000 Compliance

     The transition to the year 2000 was made successfully, without experiencing any problems. A staff of technical and support people was on hand over the New Year's weekend in case problems would occur. All end of year processing was completed without problems. Each community financial center successfully completed a verification checklist without noting any problems. All utilities, communications, and data transport systems worked flawlessly. No significant withdrawals were made by customers at any of the bank's financial centers prior to New Year's weekend, and none of the bank's ATM's experienced heavy demands for cash. None of the bank's commercial customers, who had been contacted by the bank in preparation for year 2000, reported any Y2K related problems.

Regulatory Agreement

     On January 24, 2000, the Bank entered into a Memorandum of Understanding ("MOU") with the Office of the Comptroller of the Currency ("OCC"), whereby the Bank has agreed to take certain actions in response to concerns raised by the OCC. The MOU is not a formal supervisory action by the OCC. The actions which the Bank agreed to take are generally in the nature of improving the Bank's internal procedures and policies. The Bank is in the process of implementing the steps necessary to comply with its obligations under the MOU.

Recent Development

     Arlan J. Werst resigned as President and Chief Executive Officer of the Company and the Bank effective March 23, 2000.

Legislative Developments

     From time to time, various federal and state regulation is proposed that could result in additional regulation of, and restriction on, the business of the Company and the Bank, or otherwise change the business environment. Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of the Company.

Employees

     As of December 31,1999, the Bank had a total of 44 full-time and 12 part-time employees. The Bank provides a variety of employment benefits and considers its relationship with its employees to be good.

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

     The Bank also leases the premises for one branch location and the operations center under operating lease agreements expiring in various years through October 2017. Certain lease agreements contain escalation provisions. The Bank also has options to extend the lease agreements for additional lease terms from five to thirty years. The Bank is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on the buildings. The branch office is located on Commerce Drive in Wyomissing, Pennsylvania and is comprised of approximately 3,300 square feet. The operations center is located on Corporate Drive of the Berks Corporate Center in Reading, Pennsylvania, and comprises approximately 7,500 square feet.

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

     The following table sets forth high and low bid prices per share for the Company's Common Stock for each quarter of 1998, and each quarter of 1999, based upon information obtained from the American Stock Exchange (since August 19,
1998) and the OTC Bulletin Board. All such bid prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The table also reflects cash dividends declared on the Company's Common Stock.

                                                                  Dividends
     1998                     High bid         Low Bid            Declared
                              --------         -------            --------

           First Quarter      12.75            11.75                  .06
           Second Quarter     14.375           12.625                 .06
           Third Quarter      16.00            13.50                  .06
           Fourth Quarter     14.625           12.00                  .06

     1999

           First Quarter      15.125           11.50                  .06
           Second Quarter     14.250           12.00                  .06
           Third Quarter      12.00            11.50                  .06
           Fourth Quarter     11.50            11.00                  .07


     As of December 31, 1999, there were 698,637 shares of Common Stock outstanding and outstanding options which were exercisable on that date (or within 90 days thereof) for 10,467 additional shares of Common Stock. The outstanding shares of Common Stock were held of record by approximately 473 shareholders.

     The holders of the Company's Common Stock are entitled to receive dividends, when declared by the Board of Directors, out of funds legally available therefore. Funds for the payment of dividends of the Company are obtained primarily from dividends paid by the Bank.

     On June 25, 1998, the Company adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Company's Common Stock. Participants also may elect to make voluntary cash payments not to exceed $2,500 each quarter for the purchase of additional shares of the Company's Common Stock.

     It is the present intention of the Company's Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends is at the sole discretion of the Board of Directors, and the amount of dividends depends upon the earnings, financial condition and capital needs of the Company and the Bank and certain other factors, including restrictions arising from federal banking laws and regulations to which the Company and the Bank are subject.

     The Bank is subject to certain limitations on the amount of cash dividends that it can pay. The prior approval of the

Comptroller of Currency of the United States is required if the total of all cash dividends declared by a national bank, such as the Bank, in any calendar year will exceed the sum of such bank's net profits (as defined by statute) for that year combined with the retained net profits for the preceding two calendar years, less any required transfers to surplus. Under this formula, as of December 31, 1999, the Bank had approximately $538,000 legally available for the payment of dividends without such approval. In addition, the Comptroller of the Currency is authorized to determine under certain circumstances relating to the financial condition of a national bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Deposit Insurance Corporation Act generally prohibits all payments of dividends by any bank which is in default of any assessment to the FDIC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA

                                                                          Years Ended December 31,
                                                                     1999           1998             1997
                                                              --------------------------------------------------
                                                                 (Dollars In Thousands, Except Per Share Data)
INCOME STATEMENT DATA
     Net interest income                                            $  3,939       $  3,595       $  2,932
     Provision for loan losses                                           610            240             78
     Noninterest income                                                  699            684            431
     Noninterest expense                                               3,733          3,276          2,489
     Income before income taxes                                          295            763            796
     Net income                                                          242            544            587

Balance sheet data at year end:
     Total assets                                                   $109,536       $101,722       $ 83,462
     Loans, net                                                       85,668         79,322         64,364
     Securities available for sale                                    13,384         12,876          9,524
     Securities held to maturity                                        --             --            1,001
     Deposits                                                         90,596         85,443         70,729
     Long-term debt                                                     --            5,000          5,000
     Stockholders' equity                                              7,242          7,359          6,900

Per common share data:
     Net income, basic and diluted                                  $    .35       $   0.78       $   0.84
     Cash dividends declared                                             .25           0.24           0.22
     Book value                                                        10.37          10.56           9.91

Selected ratios:
     Return on average assets                                            .23%          0.58%          0.80%
     Return on average stockholders' equity                             3.34%          7.90%          9.17%
     Average equity to average assets                                   6.80%          7.38%          8.71%
     Allowance for loan losses to total loans at end of period          1.39%          0.89%          0.82%
     Dividend payout ratio                                             72.14%         30.75%         26.71%

The earnings per share data amounts prior to 1998 have been restated to reflect the 100% stock dividend on July 31, 1998.

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

                              RESULTS OF OPERATIONS

     Community Independent Bank, Inc. (the "Company") recorded net income of $242,000 ($0.35 per share) for 1999 compared to $544,000 ($0.78 per share) in
1998. Return on average assets was .23% for 1999 and .58% for 1998. The decrease in net income of $302,000 in 1999 was primarily caused by an increase in other expenses of $457,000 and an increase in the provision for loan losses of $370,000 from 1998 to 1999, which was offset by an increase in other income of $15,000, and an increase in net interest income of $345,000 from 1998 to 1999. A more detailed explanation for each contribution to the change in net income from 1998 to 1999 is included in the remainder of this analysis.


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

     Net interest income increased $ 345,000 or 10% in 1999 compared to 1998. Table 1 analyzes the factors contributing to the increase in net interest income in 1999. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in Table 2.

     During 1999, the average yield on earning assets decreased .23%, while the average cost of funds decreased .12%. An increase of $9,646,000 or 13% in average loan volume during 1999 resulted in additional loan interest income of $847,000. However, lower interest rates resulted in a decrease in the yield earned on average loans in 1999 to 8.54% compared to 8.79% in 1998.

     The Company's securities' portfolio in 1999 grew by $2,379,000 or 21% compared to 1998. Interest income increased $132,000 or 20% in 1999 compared to 1998 primarily due to the increased portfolio.

     Average interest-bearing demand deposits, savings deposits and certificates of deposit increased by $9,207,000 or 13% in 1999 compared to 1998. The increase in interest expense on these deposits of $325,000 or 10% was primarily a result of the increase in deposits during 1999 as the average rate paid on deposits decreased 11 basis points from 4.50% to 4.39%.

     Likewise, the Company increased its reliance on short-term borrowings as a source of funds in 1999. Average short-term borrowings increased $ 3,122,000, resulting in additional interest expense of $ 172,000 while the rate paid on these borrowings decreased interest expense by $ 10,000. Long-term debt averaged $ 3,836,000 in 1999 compared to $ 5,000,000 in 1998, resulting in a decrease in interest expense of $ 70,000.

Table 1 - Volume/Rate Analysis

                                                        1999 vs. 1998 Increase
                                                     (Decrease) Due to Changes In
                                                     Volume      Rate        Total
                                                    -------------------------------
                                                             (In Thousands)
Interest income:
     Interest-bearing deposits with other banks      $  (8)      $--         $  (8)
     Securities:
         Taxable                                       143          (9)        134
         Tax-exempt                                     (4)          2          (2)
     Federal funds sold                                 (1)       --            (1)
     Loans                                             847        (208)        639
                                                     -----       -----       -----

                                                       977        (215)        762
                                                     -----       -----       -----

Interest expense:
     Interest-bearing demand deposits                  144         (17)        127
     Savings deposits                                   (7)         (3)        (10)
     Time deposits                                     293         (85)        208
     Short-term borrowings                             172         (10)        162
     Long-term borrowings                              (70)       --           (70)
                                                     -----       -----       -----

                                                       532        (115)        417
                                                     -----       -----       -----

              Net interest income                    $ 445       $(100)      $ 345
                                                     =====       =====       =====

Table 2 - Average Balances and Interest Rates

                                                            1999                                             1998
                                         ------------------------------------------         ---------------------------------------
                                                             Interest                                        Interest
                                          Average            Income        Average          Average          Income        Average
                                          Balance           (Expense)       Rate            Balance         (Expense)       Rate
                                         ------------------------------------------         ---------------------------------------
                                                                                  (In Thousands)
      Assets
Earning assets:
   Interest-bearing deposits with
     other banks                         $        33        $       1        6.06%          $      192      $       10        5.21%
   Taxable securities                         13,354              760        5.69               10,871             626        5.76
   Tax-exempt securities                         580               27        4.66                  684              29        4.24
   Federal funds sold                              -                -           -                   17               1        5.88
   Loans, net of reserves                     83,912            7,164        8.54               74,266           6,525        8.79
                                         ----------------------------                       --------------------------

      Total interest earning assets           97,879            7,952        8.13               86,030           7,191        8.36

Other assets                                   8,517                -                            7,326               -
                                         ----------------------------                       --------------------------

      Total assets                       $   106,396            7,952        7.47%          $   93,356           7,191        7.70%
                                         ===========                         =====          ==========                        =====

    Liabilities and Stockholders' Equity

Interest bearing deposits:
  Demand deposits                        $    23,189              769        3.32%          $   18,948             642        3.39%
  Savings deposits                             9,433              211        2.24                9,752             221        2.27
  Time deposits                               46,333            2,486        5.37               41,048           2,278        5.55
                                         ----------------------------                       --------------------------

      Total interest bearing deposits         78,955            3,466        4.39               69,748           3,141        4.50

Short-term borrowings                          5,921              316        5.34                2,799             154        5.50
Long-term borrowings                           3,836              231        6.02                5,000             301        6.02
                                         ----------------------------                       --------------------------

      Total interest bearing liabilities      88,712            4,013        4.52               77,547           3,595        4.64

Non-interest bearing demand deposits           9,678                -                            8,303              -
Other liabilities                                768                -                              617              -
Stockholders' equity                           7,238                -                            6,889              -
                                         ----------------------------                       -------------------------

      Total liabilities and
        stockholders' equity             $   106,396                                        $   93,356
                                         ===========                                        ==========

Interest rate spread                                                         2.95%                                            3.07%
                                                                             =====                                            =====

Net interest income/margin                                  $   3,939        4.03%                          $    3,595        4.18%
                                                            ======================                          =======================

For purposes of computing average loan balances, nonaccruing loans are included in the daily average loan balance. Yields on tax-free securities are not presented on a tax equivalent basis.

Other Income

     Other income increased by $ 8,000 or 3% from 1998 to 1999. Service charges on deposit accounts increased $ 65,000 or 25% which directly correlated with the increase in customer accounts. The increase in other income of $ 26,000 or 9% is due to an increase in earnings on life insurance policies and loan related fees. Gains on loan sales decreased $ 76,000 or 58% as a result of a decrease in the volume of loan sales.


Other Expenses

     Other expenses increased $ 457,000 or 14% in 1999 to $ 3,733,000 compared to $ 3,276,000 in 1998. Salaries and benefits totaled $ 1,949,000 in 1999, an increase of $ 255,000 or 15% from 1998. Occupancy expense totaled $ 377,000 in 1999, an increase of $ 52,000 or 16% compared to $ 325,000 in 1998. Equipment and furniture expenses increased $ 50,000 or 16% in 1999 to $ 358,000 compared to $ 308,000 in 1998. Professional fees decreased $ 18,000 or 20% from $ 90,000 in 1998 to $ 72,000 in 1999.

     Other expenses increased to $ 754,000 in 1999 compared to $ 602,000 in 1998, an increase of $ 152,000 or 25%. Other expenses included in this category include directors' fees, ATM fees, FDIC insurance premiums, examinations, travel, telephone, dues and subscriptions, postage, training and charitable contributions. The increase in such expense categories is primarily the result of the Company's growth.


Provision for Federal Income Taxes

     The provision for federal income taxes was $ 54,000 for 1999 as compared to $ 219,000 for 1998. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 18% in 1999 and 29% in 1998. The tax rate for both periods was less than the federal statutory rate of 34%, primarily because of tax-exempt securities and loan income.

     In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", income taxes are accounted for under the liability method. Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement and tax basis of existing assets and liabilities. At December 31, 1999, deferred tax assets amounted to $ 482,000 and deferred tax liabilities amounted to $ 159,000. Deferred tax assets are realizable primarily through carryback of existing temporary differences to recover taxes paid in prior years, and through the future reversal of existing temporary differences.


                               FINANCIAL CONDITION

     The Company's financial condition can be evaluated in terms of trends in its sources and uses of funds. Table 3 illustrates how the Company has managed its sources and uses of funds which are directly affected by outside economic factors, such as interest rate fluctuations.

Table 3 - Sources and Uses of Funds

                                                        1999             Increase (Decrease)           1998
                                                     --------------------------------------------------------
                                                       Average                                        Average
                                                       Balance         Amount             %           Balance
                                                     --------------------------------------------------------
                                                                           (In Thousands)
Funding uses:
     Loans:
         Commercial ...........................      $  31,430       $   8,909           39.56%    $  22,521
         Mortgage .............................         46,842             142             .30        46,700
         Consumer .............................          6,486             848           15.04         5,638
                                                     -------------------------                     ---------

                                                        84,758           9,899           13.22        74,859
     Less allowance for loan losses ...........           (846)           (253)          42.66          (593)
                                                     -------------------------                     ---------

                                                        83,912           9,646           12.99        74,266
                                                     -------------------------                     ---------

     Interest-bearing deposits with banks .....             33            (159)         (82.81)          192
                                                     -------------------------                     ---------

     Securities:
         Taxable ..............................         13,354           2,483           22.84        10,871
         Tax-exempt ...........................            580            (104)         (15.20)          684
                                                     -------------------------                     ---------

                                                        13,934           2,379           20.59        11,555
                                                     -------------------------                     ---------

     Federal funds sold .......................              -             (17)        (100.00)           17
                                                     -------------------------                     ---------

     Total interest earning assets ............         97,879          11,849           13.77        86,030
     Other assets .............................          8,517           1,191           16.26         7,326
                                                     -------------------------                     ---------

              Total uses ......................      $ 106,396       $  13,040           13.97%    $  93,356
                                                     =========================                     =========

Funding sources:
     Deposits:
         Demand ...............................      $   9,678       $   1,375           16.56%    $   8,303
         Interest-bearing demand ..............         23,189           4,241           22.38        18,948
         Savings ..............................          9,433            (319)          (3.27)        9,752
         Time under $ 100,000 .................         36,133             (35)           (.10)       36,168
                                                     -------------------------                     ---------

              Total core deposits .............         78,433           5,262            7.19        73,171

     Time over $ 100,000 ......................         10,200           5,320          109.02         4,880
                                                     -------------------------                     ---------

              Total deposits ..................         88,633          10,582           13.56        78,051
                                                     -------------------------                     ---------

     Funds borrowed:
         Short-term ...........................          5,921           3,122          111.54         2,799
         Long-term ............................          3,836          (1,164)         (23.28)        5,000
                                                     -------------------------                     ---------

              Total funds borrowed ............          9,757           1,958           25.11         7,799

              Total deposits and funds borrowed         98,390          12,540           14.61        85,850

     Other liabilities ........................            768             151           24.47           617
     Stockholders' equity .....................          7,238             349            5.07         6,889
                                                     -------------------------                     ---------

              Total sources ...................      $ 106,396       $  13,040           13.97%    $  93,356
                                                     =========================                     =========

Loans Receivable

     Average loans receivable, net of the allowance for loan losses, increased $9,646,000 or 13% in 1999. The increase in loans was directly attributable to increased marketing efforts, favorable economic conditions in the Company's market area and competitive pricing. Table 4 provides an analysis of the Company's loan distribution at the end of each of the last two years. Consumer loans include revolving credit plans, personal lines of credit, and installment loans. Loans which are secured by real estate include residential and nonresidential mortgages and home equity loans to individuals.

Table 4 - Loan Portfolio

                                                       December 31,
                                                   1999             1998
                                              ------------------------------
                                                      (In Thousands)

Commercial, financial and agricultural        $       22,810   $      16,019
Consumer, net of unearned discount                     5,721           5,185
Real estate                                           58,336          58,856
All other                                                384             464
                                              ------------------------------

                                              $       87,251   $      80,524
                                              ==============================

Table 5 - Loan Maturities

The following table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding at December 31, 1999.

                                                 Due In One        Due In One     Due In Over Five
                                                Year Or Less     To Five Years         Years            Total
                                              ------------------------------------------------------------------
                                                                        (In Thousands)

Commercial, financial and agricultural        $       3,660    $        13,226   $        5,924    $      22,810
All other                                                36                124              224              384
                                              ------------------------------------------------------------------

                                              $       3,696    $        13,350   $        6,148    $      23,194
                                              ==================================================================

Interest rates on loans which are:
     Fixed                                                     $       10,899    $       5,853
     Floating                                                           2,451              295
                                                               -------------------------------

                                                               $       13,350    $       6,148
                                                               ===============================

Nonperforming Loans

     Table 6 reflects the Company's nonaccrual, past due and restructured loans for each of the past two years. A loan is generally placed on nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.

Table 6 - Nonperforming Loans

                                                                                                     December 31,
                                                                                                1999              1998
                                                                                           -------------------------------
                                                                                                   (In Thousands)

Average loans outstanding                                                                  $       84,758   $      74,859
                                                                                           ===============================

Nonaccrual loans:
     Commercial                                                                            $        2,297   $           -
     Real estate                                                                                      153              93
     Consumer                                                                                           -               -
                                                                                           -------------------------------

              Total nonaccrual loans                                                                2,450              93

Accruing loans past due 90 days or more                                                               584             202
Restructured loans                                                                                      -               -
                                                                                           -------------------------------

                                                                                           $        3,034   $         295
                                                                                           ===============================

Ratio of nonperforming loans to average loans outstanding                                           3.58%            0.39%
                                                                                           ===============================

     All of the nonaccrual loans at December 31, 1999 are secured by real estate or otherwise guaranteed as to repayment. Management has identified $2,525,000 as potential problem loans that are not included in the above table.

Table 7 - Nonaccrual and Restructured Loans - Related Information

                                                                                                     December 31,
                                                                                                1999              1998
                                                                                           ------------------------------
                                                                                                   (In Thousands)

Interest income that would have been recorded under original terms                         $           59   $           8
Interest income reported during the period                                                              -               -
Commitments to lend additional funds                                                                    -               -

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

Table 8 - Summary of Loan Loss Experience

                                                                                                    December 31,
                                                                                                1999             1998
                                                                                           ------------------------------
                                                                                                   (In Thousands)

Average loans outstanding                                                                  $       84,758   $      74,859
                                                                                           ==============================

Allowance for loan losses at January 1                                                     $          720   $         540
                                                                                           ------------------------------

Losses charged to allowance:
    Commercial                                                                                         88               -
    Real estate                                                                                        40              42
    Consumer                                                                                           16              26
                                                                                           ------------------------------

                                                                                                      144              68
                                                                                           ------------------------------

Recoveries credited to allowance:
    Commercial                                                                                         24               1
    Real estate                                                                                         -               3
    Consumer                                                                                            2               4
                                                                                           ------------------------------

                                                                                                       26               8
                                                                                           ------------------------------

Net charge-offs                                                                                       118              60

Provision for loan losses                                                                             610             240
                                                                                           ------------------------------

Allowance for loan losses at December 31                                                   $        1,212   $         720
                                                                                           ==============================

Ratio of net charge-offs to average loans outstanding                                               0.14%           0.08%
                                                                                           ==============================

     The specific allocations of the allowance for loan losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate. Table 9 reflects the allocations of the allowance for loan losses for each of the past two years.

Table 9 - Allocation of the Allowance for Loan Losses

                                                                                       December 31,
                                                                            1999                         1998
                                                                ------------------------------------------------------
                                                                                   % Of                          % Of
                                                                   Amount          Loans       Amount            Loans
                                                                ------------------------------------------------------
                                                                                      (In Thousands)

Commercial                                                      $      1,121       26.6%    $        602         20.2%
Real estate                                                               75       66.8              103         73.4
Consumer                                                                  16        6.6               15          6.4
                                                                ------------------------------------------------------

                                                                $      1,212      100.0%    $        720        100.0%
                                                                ======================================================

     Highly leveraged transactions (HLTs) generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts and result in the borrower's debt-to-total assets ratio exceeding 75%. The Bank had no loans at December 31, 1999 that qualified as HLTs.

Securities

     The Company's securities' portfolio is classified as either "held to maturity" or "available for sale". At December 31, 1999, all of the Company's securities were classified as available for sale. Securities classified as held to maturity are carried at amortized cost and include those securities that the bank has both the intent and ability to hold to maturity. Securities classified as available for sale, which are those securities that the bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as accumulated other comprehensive income on the balance sheet.

     Average securities increased to $ 13,934,000 in 1999 from $ 11,555,000 in 1998. The increase of $ 2,379,000 or 21% was primarily due to the purchase of U.S. Government agency obligations with proceeds from the deposit growth.

     Table 10 sets forth the carrying amount of securities at the dates indicated.

Table 10 - Securities Portfolio

                                                                                                       December 31,
                                                                                                  1999             1998
                                                                                           ------------------------------
                                                                                                   (In Thousands)
Available for sale securities (at fair value):
     U.S. Treasury securities                                                              $        2,002   $       4,568
     U.S. Government agencies                                                                       9,370           7,099
     State and political subdivisions                                                                 759             462
     Corporate securities                                                                             384               -
     Equity securities                                                                                869             747
                                                                                           ------------------------------

                                                                                           $       13,384   $      12,876
                                                                                           ==============================

     Table 11 sets forth the maturities and the weighted average yields of securities by contractual maturities at December 31, 1999. Yields on obligations of states and political subdivisions are not presented on a tax equivalent basis.

Table 11 - Analysis of Securities

                                                                              Maturing
                                                               After One Year But     After Five Years
                                          Within One Year       Within Five Years   But Within Ten Years  After Ten Years
                                      -----------------------------------------------------------------------------------
                                         Amount      Yield      Amount      Yield     Amount    Yield     Amount    Yield
                                      -----------------------------------------------------------------------------------
                                                                         (In Thousands)

Available for sale:
    U.S. Treasury securities          $    2,002     6.20%   $        -        -%   $      -        -%   $      -       -%
    U.S. Government agencies               1,496     6.00         7,874     5.60           -        -           -       -
    Corporate securities                       -        -           384     6.07           -                    -       -
    State and political subdivisions          85     4.10           369     4.55         204     4.55         101    4.10
                                      ----------             ----------             --------             --------

                                      $    3,583     6.07%   $    8,627     5.46%   $    204     4.55%   $    101    4.10%
                                      ==========             ==========             ========             ========

Deposits

     The Company's primary source of funds continues to be core deposit accounts which include both interest and noninterest bearing demand, savings and time deposits under $100,000. Core deposits increased an average of $5,262,000 or 7% in 1999. The largest category of core deposits and the primary source of funds continues to be time deposits under $100,000. This category includes certificates of deposit, which allow customers to invest their funds at selected maturity ranges from fourteen days to ten years, individual retirement accounts, and the Bank's savings accounts. The average balance of these funds decreased $35,000 or .10% in 1999. An increase in the average balance of demand deposits of $1,375,000 was noted. This represents an increase of 17% over 1998 levels.

     Interest bearing demand accounts, consisting of N.O.W. and Money Market accounts increased an average of $4,241,000 or 22% in 1999. The increase was a result of competitive pricing of the money market product.

Table 12 - Average Deposits and Average Rates by Major Classification

                                                                              1999                         1998
                                                                   ---------------------------------------------------
                                                                       Amount         Rate         Amount         Rate
                                                                   ---------------------------------------------------
                                                                                       (In Thousands)

Non-interest bearing demand                                        $       9,678         -%     $      8,303         -%
Interest-bearing demand                                                   23,189      3.32            18,948      3.39
Savings deposits                                                           9,433      2.24             9,752      2.27
Time deposits                                                             46,333      5.37            41,048      5.55
                                                                   -------------                ------------

                                                                   $      88,633                $     78,051
                                                                   =============                ============

     At December 31, 1999, time deposits outstanding in an individual amount of $ 100,000 or more totaled $ 5,636,000. The maturities of these deposits are reflected in Table 13.

Table 13 - Maturities of Time Deposits of $100,000 or More

                                                                                                             December 31,
                                                                                                                  1999
                                                                                                           ---------------
                                                                                                            (In Thousands)

Three months or less                                                                                       $         2,758
Over three months through six months                                                                                   448
Over six months through twelve months                                                                                  832
Over twelve months                                                                                                   1,598
                                                                                                           ---------------

                                                                                                           $         5,636
                                                                                                           ===============

Short-term Borrowings and Long-term Debt

     Borrowed funds are utilized when timing differences occur between the purchase of new assets and the maturity of existing assets. Management also uses borrowed funds as an asset/liability tool to match the repricing characteristics of certain earning assets, allowing for core funds to be used for additional loan volume or security purchases.

Table 14 - Borrowed Funds

                                                                                                     December 31,
                                                                                                1999             1998
                                                                                           ------------------------------
                                                                                                   (In Thousands)

Short-term borrowings                                                                      $       10,471   $       3,423
Long-term debt                                                                                          -           5,000
                                                                                           ------------------------------

                                                                                           $       10,471   $       8,423
                                                                                           ==============================

     The Company maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $391,000 and $88,000 at December 31, 1999 and 1998 respectively, with interest payable at a variable rate (4.52% and 4.11% at December 31, 1999 and 1998, respectively).

     The Company has an arrangement with the Federal Home Loan Bank (FHLB) which allows for borrowings up to a maximum percentage of qualifying assets. At December 31, 1999, the Bank has a maximum borrowing capacity of $30,530,000.

     The Company has a line of credit under the "RepoPlus" Advance program with the Federal Home Loan Bank which expires April 15, 2000 for borrowings up to $20,000,000. Borrowings under this line of credit were $10,080,000 and $3,335,000 at December 31, 1999 and 1998, respectively.

     Long-term debt in 1998 is an advance from the Federal Home Loan Bank under a note totaling $5,000,000 at a fixed rate of interest of 6.02% which matured in 1999.

Capital Requirements/Ratios

     The Company places a significant emphasis on maintaining a strong capital base. The capital resources of the Bank consist of two major components of regulatory capital, stockholders' equity and the allowance for loan losses. The Bank's capital maintained growth during 1999.

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

     The Company is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. As of December 31, 1999 the Company had a leverage ratio of 6.54%.

Table 15 - Capital Ratios

                                                                                                   December 31,
                                                                                               1999             1998
                                                                                          ------------------------------
                                                                                                   (In Thousands)

Tier I, common stockholders' equity                                                       $        7,163   $       7,058
Tier II, allowable portion of allowance for loan losses                                              999             720
                                                                                          ------------------------------

              Risk-based capital                                                          $        8,162   $       7,778
                                                                                          ==============================

Risk adjusted assets, including off-balance-sheet exposures                               $       79,886   $      71,192
                                                                                          ==============================

Tier I risk-based capital ratio                                                                    8.97%           9.91%
                                                                                          ==============================

Total risk-based capital ratio                                                                    10.22%          10.93%
                                                                                          ==============================

     Note: Unrealized gains or losses on securities available for sale are excluded from regulatory capital components of risk-based capital and leverage ratios.

Capital Analysis

     During 1999, the Company paid cash dividends to its stockholders amounting to $ 174,000 compared to $ 167,000 in 1998. On a per share basis, the Company paid dividends of $ .25 in 1999 compared to $ .24 in 1998.

     On June 25, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on July 31, 1998 to stockholders of record on July 17, 1998. The stock split resulted in the issuance of 348,387 additional common shares and all per share data has been adjusted for the effect of the stock split.

     Also, on June 25, 1998, the Company adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Company's common stock. Participants may also elect to make voluntary cash payments not to exceed $2,500 each quarter for the purchase of additional shares of the Company's common stock. The common stock must be purchased in the open market through May 1999. Subsequent to that date, it may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Company has reserved 225,000 shares of common stock for possible issuance under the plan. During 1999, 1,863 shares were purchased through this plan in the amount of $21,435.

     Stockholders' equity is adjusted for the effect of unrealized gains and losses, net of tax, on securities classified as available for sale. At December 31, 1999 and 1998, stockholders' equity included $ (107,000) and $ 99,000 respectively, in unrealized (losses)/gains.

     The return on average equity at December 31, 1999 was 3.34%, a decrease from 7.90% at December 31, 1998.

                                                                                                 Relationship Between
                                                                                             Significant Financial Ratios
                                                                                             ----------------------------
                                                                                                 1999           1998
                                                                                             ----------------------------

Return on average equity                                                                         3.34%          7.90%
Earnings retained                                                                               27.86          69.25
Internal capital growth                                                                           .93           5.47
Change in average assets                                                                        13.97          27.00
Equity to average assets                                                                         6.80           7.38
Growth in average equity                                                                         5.07           7.64
Dividend payout ratio                                                                           72.14          30.75

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

     The Company's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. The Bank has implemented several strategies to manage interest rate risk which include selling newly originated residential mortgages, increasing the volume of variable rate commercial loans and maintaining a short maturity in the investment portfolio.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For securities, loans and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. The Company has no market risk sensitive instruments entered into for trading purposes.

Table 16 - Interest Rate Sensitivity

                                                         Over Three    Over Six     Over One
                                                         Months But   Months But    Year But
                                          Three Months   Within Six   Within One  Within Three   Over Three
                                            Or Less        Months        Year         Years        Years         Total
                                         --------------------------------------------------------------------------------
                                                                           (In Thousands)

Interest earning assets:
    Interest-bearing deposits with
      other banks                         $        13   $         -  $         -  $         -   $         -   $        13
    Securities (amortized cost):
      U.S. treasuries                             500           499        1,001            -             -         2,000
      U.S. Government agencies                      -             -        1,499        8,014             -         9,513
      Municipals                                    -            85            -          200           480           765
      Corporate obligations                         -             -            -          100           297           397
    Loans                                      10,842         1,954        4,243       17,710        52,130        86,879
                                          -------------------------------------------------------------------------------

        Total interest-earning assets          11,355         2,538        6,743       26,024        52,907        99,567
                                          -------------------------------------------------------------------------------

Interest-bearing liabilities:
    Interest-bearing demand deposits (1)        4,479             -            -       20,081             -        24,560
    Savings deposits (2)                           67             -           93            -         9,008         9,168
    Time deposits                              12,507         4,706        8,974       17,505         2,742        46,434
    Short-term borrowings                      11,132             -            -            -             -        11,132
    Long-term borrowings                            -             -            -            -             -             -
                                          -------------------------------------------------------------------------------

        Total interest-bearing liabilities     28,185         4,706        9,067       37,586        11,750        91,294
                                          -------------------------------------------------------------------------------

        Interest sensitivity gap          $   (16,830)  $    (2,168) $    (2,324) $   (11,562)  $    41,157   $     8,273
                                          ===============================================================================

        Cumulative sensitivity gap        $   (16,830)  $   (18,998) $   (21,322) $   (32,884)  $     8,273
                                          =================================================================

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

     The Company's principal source of asset liquidity is the securities portfolio. As disclosed in Note 3 of the financial statements, the carrying value of securities maturing in less than one year equals $ 3,585,000. Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 5) illustrates the maturities of commercial loans.

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

Financial Services Modernization

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers. Generally, the Act:

     o Repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial insurance providers;

     o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     o Broadens the activities that may be conducted by national banks, banking subsidiaries or financial holding companies and their subsidiaries;

     o Provides an enhanced framework for protecting the privacy of consumer information;

     o Adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System;

     o Modifies the laws governing the implementation of the Community Reinvestment Act; and

     o Address a variety of other legal and regulatory issues affecting both day to day operations and long term activities of financial institutions.

     Bank holding companies which elect to become financial holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities.

     Management does not believe that the Act will have a material adverse affect on the Company's operations in the near term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Community Independent Bank, Inc.
Bernville, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A., as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A., as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                       /s/ BEARD & COMPANY, INC.


Reading, Pennsylvania
January 21, 2000

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------
December 31,                                                              1999               1998
-----------------------------------------------------------------------------------------------------
             ASSETS
Cash and due from banks                                              $   4,139,228      $   2,998,485
Interest bearing deposits in other banks                                    13,238             25,707
                                                                     --------------------------------
             Cash and cash equivalents                                   4,152,466          3,024,192
Securities available for sale                                           13,383,658         12,876,464
Mortgage loans held for sale                                                68,000          1,051,500
Loans receivable, net of allowance for loan losses
     1999 $ 1,211,628; 1998 $ 719,788                                   85,668,141         79,322,201
Bank premises and equipment, net                                         2,828,800          2,710,743
Accrued interest receivable and other assets                             3,434,861          2,736,735
                                                                     --------------------------------
             Total assets                                            $ 109,535,926      $ 101,721,835
                                                                     ================================

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
         Non-interest bearing                                        $  10,434,304      $   9,551,421
         Interest bearing                                               80,161,897         75,891,372
                                                                     --------------------------------

             Total deposits                                             90,596,201         85,442,793

     Securities sold under agreements to repurchase                        661,092               --
     Other borrowed funds                                               10,471,037          3,423,300
     Long-term debt                                                           --            5,000,000
     Other liabilities                                                     565,694            496,270
                                                                     --------------------------------

             Total liabilities                                         102,294,024         94,362,363
                                                                     --------------------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $ 5.00 per share; authorized and
         unissued 1,000,000 shares                                            --                 --
     Common stock, par value $ 5.00 per share; authorized
         5,000,000 shares; issued and outstanding 1999
         698,637 shares; 1998 696,774 shares                             3,493,185          3,483,870
     Surplus                                                               154,268            142,148
     Retained earnings                                                   3,701,727          3,634,445
     Accumulated other comprehensive income (loss)                        (107,278)            99,009
                                                                     --------------------------------

             Total stockholders' equity                                  7,241,902          7,359,472
                                                                     --------------------------------

             Total liabilities and stockholders' equity              $ 109,535,926      $ 101,721,835
                                                                     ================================


See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME


-----------------------------------------------------------------------------------
Years Ended December 31,                                     1999           1998
-----------------------------------------------------------------------------------
Interest income:
     Loans receivable, including fees                     $7,164,397     $6,524,913
     Securities:
         Taxable                                             698,606        586,566
         Tax-exempt                                           26,551         28,794
     Other                                                    63,274         50,057
                                                          -------------------------

              Total interest income                        7,952,828      7,190,330
                                                          -------------------------

Interest expense:
     Deposits                                              3,466,401      3,140,848
     Other borrowed funds                                    316,028        153,841
     Long-term debt                                          230,904        301,000
                                                          -------------------------

              Total interest expense                       4,013,333      3,595,689
                                                          -------------------------

              Net interest income                          3,939,495      3,594,641

Provision for loan losses                                    610,000        240,000
                                                          -------------------------

              Net interest income after
              provision for loan losses                    3,329,495      3,354,641
                                                          -------------------------

Other income:
     Customer service fees                                   319,968        256,276
     Mortgage banking activities                              56,678        131,537
     Other                                                   322,677        296,639
                                                          -------------------------

              Total other income                             699,323        684,452
                                                          -------------------------

Other expenses:
     Salaries and employee benefits                        1,949,059      1,693,963
     Occupancy                                               377,355        324,666
     Equipment                                               358,327        307,792
     Marketing and advertising                                91,389         88,769
     Loan collection and foreclosed real estate               27,511         89,342
     Stationery and supplies                                 103,431         79,311
     Professional fees                                        72,266         90,258
     Other                                                   754,136        601,959
                                                          -------------------------

              Total other expenses                         3,733,474      3,276,060
                                                          -------------------------

              Income before income taxes                     295,344        763,033

Federal income taxes                                          53,811        219,280
                                                          -------------------------

              Net income                                  $  241,533     $  543,753
                                                          =========================

Basic and diluted earnings per share                      $     0.35     $     0.78
                                                          =========================

See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------
Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                Common Stock                                          Accumulated
                                       -------------------------------                                  Other
                                           Number           Par                         Retained     Comprehensive
                                          Of Shares        Value        Surplus         Earnings     Income (Loss)       Total
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1997                  348,287    $ 1,741,435    $ 1,882,808     $ 3,257,894     $    18,269     $ 6,900,406
                                                                                                                      -----------
    Comprehensive income:
       Net income                              --             --             --           543,753            --           543,753
       Net change in unrealized gain
          (loss) on securities
          available for sale,
          net of taxes                         --             --             --              --            80,740          80,740
                                                                                                                      -----------

          Total comprehensive income                                                                                      624,493
                                                                                                                      -----------

    Stock options exercised                     100            500          1,275            --              --             1,775
    Two-for-one stock split                 348,387      1,741,935     (1,741,935)           --              --              --
    Cash dividends ($ .24 per share)           --             --             --          (167,202)           --          (167,202)
                                           --------------------------------------------------------------------------------------

Balance, December 31, 1998                  696,774      3,483,870        142,148       3,634,445          99,009       7,359,472
                                                                                                                      -----------
    Comprehensive income:
       Net income                              --             --             --           241,533            --           241,533
       Net change in unrealized gain
          (loss) on securities
          available for sale,
          net of taxes                         --             --             --              --          (206,287)       (206,287)
                                                                                                                      -----------

          Total comprehensive income                                                                                       35,246
                                                                                                                      -----------

    Shares issued in dividend                 1,863          9,315         12,120            --              --            21,435
       reinvestment plan
    Cash dividends ($ .25 per share)           --             --             --          (174,251)           --          (174,251)
                                           --------------------------------------------------------------------------------------

Balance, December 31, 1999                  698,637    $ 3,493,185    $   154,268     $ 3,701,727     $  (107,278)    $ 7,241,902
                                           ======================================================================================


See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                      1999               1998
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    241,533       $    543,753
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                            610,000            240,000
         Provision for depreciation                                           305,187            264,097
         Loss on disposal of property and equipment                            12,634               --
         Net gains on sale of loans                                           (56,678)          (131,537)
         Net amortization of securities premiums and discounts                  6,538              6,073
         Amortization of mortgage servicing rights                             32,458             20,223
         Loans originated for sale                                         (2,960,475)        (9,560,950)
         Proceeds from sale of loans                                        4,000,653          8,640,987
         Increase in accrued interest receivable and other assets            (345,509)           (94,704)
         Increase in other liabilities                                         69,424            135,565
                                                                         -------------------------------

              Net cash provided by operating activities                     1,915,765             63,507
                                                                         -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturities of securities held to maturity                     --            1,000,000
     Proceeds from maturities of securities available for sale              3,000,000          2,135,000
     Purchase of securities available for sale                             (3,823,327)        (5,370,591)
     Net increase in loans                                                 (6,995,949)       (15,283,134)
     Proceeds from sale of property and equipment                                 750               --
     Purchases of bank premises and equipment                                (436,628)          (337,859)
     Proceeds from life insurance policies surrendered                        208,242               --
     Purchase of life insurance                                              (450,000)          (315,000)
                                                                         -------------------------------

              Net cash used in investing activities                        (8,496,912)       (18,171,584)
                                                                         -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                               5,153,408         14,713,725
     Net increase in other borrowed funds and securities sold under
         agreements to repurchase                                           7,708,829          2,951,492
     Payments on  long-term debt                                           (5,000,000)              --
     Cash dividends                                                          (174,251)          (167,202)
     Proceeds from shares issued in dividend reinvestment plan                 21,435               --
     Proceeds from common stock options exercised                                --                1,775
                                                                         -------------------------------

              Net cash provided by financing activities                     7,709,421         17,499,790
                                                                         -------------------------------

              Increase (decrease) in cash and cash equivalents              1,128,274           (608,287)

Cash and cash equivalents:
     Beginning                                                              3,024,192          3,632,479
                                                                         -------------------------------

     Ending                                                              $  4,152,466       $  3,024,192
                                                                         ===============================

Cash payments for:
     Interest                                                            $  4,013,816       $  3,558,642
                                                                         ===============================

     Income taxes                                                        $    260,963       $    250,939
                                                                         ===============================

See Notes to Consolidated Financial Statements.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




1
--------------------------------------------------------------------------------
SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:
     The Bank operates under a national bank charter and provides full banking services. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The bank holding company (Parent Company) is subject to regulation of the Federal Reserve Bank. The area served by the Bank is principally Berks County, Pennsylvania.

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

Presentation of cash flows:
     For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks, and interest-bearing demand deposits in other banks.

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

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




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

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




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

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




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

New accounting standard:
     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This Statement was subsequently amended by Statement No. 137, which delays the effective date. The Bank is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Bank.


2
--------------------------------------------------------------------------------
RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The total of those reserve balances was approximately $ 350,000 for December 31, 1999 and $ 400,000 at December 31, 1998.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




3
--------------------------------------------------------------------------------
SECURITIES

The amortized cost of available for sale securities and their approximate fair value at December 31 are as follows:

                                                                             Gross           Gross
                                                          Amortized       Unrealized      Unrealized           Fair
                                                            Cost             Gains          Losses            Value
                                                      -------------------------------------------------------------------
     Available for sale securities:
          December 31, 1999:
              U.S. Treasury securities                $       2,000,065  $      1,809   $           --   $      2,001,874
              U.S. Government agency obligations              9,512,880            --         (142,827)         9,370,053
              Obligations of states and political
                   subdivisions                                 764,934           509           (6,101)           759,342
              Corporate obligations                             396,859            --          (12,970)           383,889
              Equity securities                                 868,500            --               --            868,500
                                                      -------------------------------------------------------------------

                                                      $      13,543,238  $      2,318   $     (161,898)  $     13,383,658
                                                      ===================================================================

          December 31, 1998:
              U.S. Treasury securities                $       4,504,588  $     63,381   $           --   $      4,567,969
              U.S. Government agency obligations              7,019,921        80,562           (1,283)         7,099,200
              Obligations of states and political
                   subdivisions                                 454,950         7,355               --            462,295
              Equity securities                                 747,000            --               --            747,000
                                                      -------------------------------------------------------------------

                                                      $      12,726,449  $    151,298   $       (1,283)  $     12,876,464
                                                      ===================================================================

Equity securities are principally comprised of stock in the Federal Reserve Bank and Federal Home Loan Bank.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


3
--------------------------------------------------------------------------------
SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.


                                                                    Available For Sale
                                                            -----------------------------------
                                                                Amortized            Fair
                                                                  Cost              Value
                                                            -----------------------------------
    Due in one year or less                                 $      3,584,585   $      3,583,095
    Due after one year through five years                          8,780,200          8,626,534
    Due after five years through ten years                           206,981            203,891
    Due after ten years                                              102,972            101,638
    Equity securities                                                868,500            868,500
                                                            -----------------------------------
                                                            $     13,543,238   $     13,383,658
                                                            ===================================


There were no sales of securities during the years ended December 31, 1999 and 1998.

Securities with a carrying value of $ 8,907,854 and $ 4,055,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.


4
--------------------------------------------------------------------------------
LOANS RECEIVABLE

Loans receivable are comprised of the following:

                                                             December 31,
                                                        1999               1998
                                                 -------------------------------------
    Commercial                                   $      32,983,282   $      27,184,490
    Consumer                                             6,623,183           6,172,544
    Mortgage                                            47,644,323          47,167,224
                                                 -------------------------------------
                                                        87,250,788          80,524,258
    Allowance for loan losses                           (1,211,628)           (719,788)
    Net deferred loan fees and costs                      (371,019)           (482,269)
                                                 -------------------------------------

                                                 $      85,668,141   $      79,322,201
                                                 =====================================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


4
--------------------------------------------------------------------------------
LOANS RECEIVABLE (CONTINUED)

The following table presents changes in the allowance for loan losses:

                                        Years Ended December 31,
                                          1999             1998
                                    -------------------------------

    Balance, beginning              $        719,788  $     540,158
    Provision for loan losses                610,000        240,000
    Loans charged off                       (143,613)       (68,129)
    Recoveries                                25,453          7,759
                                    -------------------------------

    Balance, ending                 $      1,211,628  $     719,788
                                    ===============================

     Impaired loans, not requiring an allowance for loan losses, were $0 at December 31, 1999. Impaired loans requiring an allowance for loan losses were $2,297,000 at December 31, 1999. At December 31, 1999, the related allowance for loan losses associated with these loans were $353,000. For the year ended December 31, 1999, average impaired loans were $64,000. Interest income on impaired loans of $0 was recognized for cash payments received in 1999. There were no impaired loans at December 31, 1998.


5
--------------------------------------------------------------------------------
LOAN SERVICING

The Bank capitalized $ 40,009 and $ 84,962 of mortgage servicing rights for loans originated and sold in 1999 and 1998, respectively, and amortized $32,458 and $ 20,223 of those rights for the years ended December 31, 1999 and 1998, respectively.

The amortization of originated mortgage servicing rights is recorded as a reduction of servicing revenue in other income. Mortgage servicing rights are included in other assets.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $ 16,583,511 and $ 14,145,720 at December 31, 1999 and 1998, respectively. Servicing income, net of mortgage servicing rights amortization, for the years ended December 31, 1999 and 1998 was $ 7,762 and $ 6,992, respectively.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




6
--------------------------------------------------------------------------------
BANK PREMISES AND EQUIPMENT

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

                                                                  December 31,
                                                             1999               1998
                                                       -------------------------------------
    Land and land improvements                         $        262,562   $        262,562
    Bank buildings and leasehold improvements                 2,048,387          2,047,972
    Bank furniture and equipment                              2,340,893          1,978,327
                                                       -------------------------------------
                                                              4,651,842          4,288,861
    Less accumulated depreciation                             1,823,042          1,578,118
                                                       -------------------------------------

                                                       $      2,828,800   $      2,710,743
                                                       =====================================


7
--------------------------------------------------------------------------------
DEPOSITS

The components of deposits at December 31, 1999 and 1998 are as follows:

                                                                   December 31,
                                                              1999               1998
                                                       -------------------------------------
    Demand, non-interest bearing                       $      10,434,304   $       9,551,421
    Demand, interest bearing                                  24,559,817          21,148,971
    Savings                                                    9,168,362           9,621,079
    Time, $ 100,000 and over                                   5,636,307           5,493,701
    Time, other                                               40,797,411          39,627,621
                                                       -------------------------------------

                                                       $      90,596,201   $      85,442,793
                                                       =====================================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




7
--------------------------------------------------------------------------------
DEPOSITS (CONTINUED)

At December 31, 1999, the scheduled maturities of time deposits are as follows:

    2000                      $      26,041,718
    2001                             14,723,000
    2002                              2,923,000
    2003                              1,593,000
    2004                                772,000
    Thereafter                          381,000
                              -----------------

                              $      46,433,718
                              =================


8
--------------------------------------------------------------------------------
OTHER BORROWED FUNDS AND LONG-TERM DEBT

Securities sold under agreements to repurchase generally mature within one day of the transaction date. Securities with a fair value of $1,502,000 were pledged as collateral for these agreements. The securities underlying the agreements were under the Bank's control.

The Bank maintains a U.S. Treasury tax and loan note option account for the deposit of withholding taxes, corporate income taxes and certain other payments to the federal government. Deposits are subject to withdrawal and are evidenced by an open-ended interest-bearing note. Borrowings under this note option account were $391,037 and $88,300 at December 31, 1999 and 1998, respectively, with interest payable at a variable rate (4.52% and 4.11% at December 31, 1999 and 1998, respectively).

The Bank has a line of credit under the "RepoPlus" Advance program with the Federal Home Loan Bank which expires April 15, 2000 for borrowings up to $20,000,000. Borrowings under this line of credit were $10,080,000 and $3,335,000 at December 31, 1999 and 1998, respectively.

Long-term debt at December 31, 1998 was an advance from the Federal Home Loan Bank in the amount of $5,000,000 that matured on October 8, 1999 with an interest rate of 6.02%.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are also presented below. The consolidated capital ratios are not materially different from the Bank's capital ratios.

                                                                                                        To Be Well
                                                                             For Capital             Capitalized Under
                                                                              Adequacy               Prompt Corrective
                                                    Actual                    Purposes               Action Provisions
                                          ----------------------------------------------------------------------------------
                                               Amount        Ratio       Amount        Ratio        Amount        Ratio
                                          ----------------------------------------------------------------------------------
As of December 31, 1999:
    Total capital (to risk weighted
      assets)                              $   8,162,000    10.22%    $   6,391,000    =>8.00%   $   7,989,000  =>10.00%
    Tier I capital (to risk weighted
      assets)                                  7,163,000     8.97         3,195,000    =>4.00        4,793,000  => 6.00
    Tier I capital (to average assets)         7,163,000     6.54         4,379,000    =>4.00        5,474,000  => 5.00

As of December 31, 1998:
    Total capital (to risk weighted
      assets)                              $   7,778,000    10.93%    $   5,695,000    =>8.00%   $   7,119,000  =>10.00%
    Tier I capital (to risk weighted
      assets)                                  7,058,000     9.91         2,848,000    =>4.00        4,272,000  => 6.00
    Tier I capital (to average assets)         7,058,000     7.04         4,010,000    =>4.00        5,013,000  => 5.00


Banking laws and regulations limit the amount of dividends that may be paid and any dividends declared by the Bank are subject to approval by the Bank's regulatory agencies. Under current banking laws, the Bank would be limited to approximately $ 538,000 of dividends in 2000 plus an additional amount equal to the Bank's net income for 2000, up to the date of any such dividend declaration.

On June 25, 1998, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on July 31, 1998 to shareholders of record on July 17, 1998. The stock split resulted in the issuance of 348,387 additional common shares. All per share data has been adjusted for the effect of the stock split.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




10
-------------------------------------------------------------------------------
STOCKHOLDER AUTOMATIC DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

On June 25, 1998, the Corporation adopted a dividend reinvestment and stock purchase plan available to stockholders who elect to reinvest their cash dividends for the purchase of additional shares of the Corporation's common stock. Participants may also elect to make voluntary cash payments not to exceed $ 2,500 each quarter for the purchase of additional shares of the Corporation's common stock. The common stock was required to be purchased in the open market through May 1999. Subsequent to that date, it may be purchased in the open market or from authorized but unissued shares, substantially at prevailing market prices. The Corporation has reserved 225,000 shares of common stock for possible issuance under the plan. During 1999, 1,863 shares were purchased through this plan in the amount of $ 21,435.


11
-------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 1999 and 1998:

                                                                          1999             1998
                                                                    ----------------------------------

     Net income                                                      $      241,533   $     543,753
                                                                    ==================================

     Weighted average shares outstanding                                    697,234         696,686
     Effect of dilutive securities, stock options                             2,129           2,842
                                                                    ----------------------------------

     Weighted average shares and assumed conversion                         699,363         699,528
                                                                    ==================================


12
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




12
-------------------------------------------------------------------------------
COMPREHENSIVE INCOME (CONTINUED)

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                               Years Ended December 31,
                                                                                                 1999           1998
                                                                                            -------------------------------

     Net unrealized holding (losses) gains on available for sale securities                  $   (309,595)  $    122,333

     Tax effect                                                                                   103,308        (41,593)
                                                                                            -------------------------------

                   Net of tax amount                                                         $   (206,287)  $     80,740
                                                                                            ===============================


13
--------------------------------------------------------------------------------
EMPLOYEE BENEFITS

The Bank has a 401(k) Profit Sharing Plan and Trust for its employees. Employees are permitted to contribute up to 17% of their compensation, but not over the statutory limit. The profit sharing plan covers employees who meet the eligibility requirements of having worked 1,000 hours in a plan year and have attained the age of 21. The amount of matching 401(k) contributions and profit sharing plan contributions is at the discretion of the Bank's Board of Directors. The expense related to this plan was $ 28,153 and $ 21,067 in 1999 and 1998, respectively.

The Bank has various deferred compensation plans for certain directors and officers of the Bank. Under the Plans' provisions, benefits will be payable upon retirement, death or permanent disability of the participant. At December 31, 1999 and 1998, $148,577 and $76,157 respectively, had been accrued under these contracts. To fund the benefits under these agreements, the Bank is the owner and the beneficiary of life insurance policies on the lives of the directors and officers. The policies had an aggregate cash surrender value of $2,224,779 and $1,887,123 at December 31, 1999 and 1998, respectively.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




13
-------------------------------------------------------------------------------
EMPLOYEE BENEFITS (CONTINUED)

The Bank has an Employee Stock Option Plan that covers all officers and key employees of the Corporation and its subsidiary and is administered by a committee of the Board of Directors. The Plan covers 50,000 shares of common stock. The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant. Options granted under the Plan vest over a three-year period, commencing one year after the date of grant, on a cumulative basis. Options expire on the earlier of ten years after the date of grant, three months from the participants' termination of employment or one year from the date of the participants' death or disability.

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

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation, and has been determined as if the Corporation had accounted for its stock options under the fair value method of that statement. The fair values for these options that were granted during 1999 and 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.1% and 4.6%; volatility factor of the expected market price of the Bank's common stock of 20.67% and 8.2%; expected life of the options of 7 years and a cash dividend yield of 2.64% and 1.84%.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




13
-------------------------------------------------------------------------------
EMPLOYEE BENEFITS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                                 Years Ended December 31,
                                                                   1999             1998
                                                            ------------------------------------

     Net income:
          As reported                                         $      241,533   $      543,753
          Pro forma, basic                                    $      235,870   $      538,369

     Earnings per share:
          As reported                                         $         0.35   $         0.78
          Pro forma, basic                                    $         0.34   $         0.77

          As reported, diluted                                $         0.35   $         0.78
          Pro forma, diluted                                  $         0.34   $         0.77

Stock option transactions under the Plans are as follows:

                                                                                    Years Ended December 31,
                                                                             1999                        1998
                                                             -------------------------------------------------------
                                                                            Weighted-                  Weighted-
                                                                             Average                    Average
                                                                            Exercise                   Exercise
                                                               Options        Price       Options        Price
                                                             -------------------------------------------------------

    Outstanding at the beginning of the year                     13,900   $      10.47      15,800   $      10.24
    Granted                                                       1,000          11.25       1,700          12.13
    Exercised                                                         -              -        (200)          8.88
    Forfeited                                                    (1,300)         10.11      (3,400)         10.56
                                                             -------------------------------------------------------

    Outstanding at the end of the year                           13,600   $      10.56      13,900   $      10.47
                                                             =======================================================

    Exercisable at December 31                                   10,467   $      10.18
                                                             ============================

    Weighted-average fair value of options
         granted during the year                                          $       3.38
                                                                         ================

Options available for grant at December 31, 1999 are 56,200.

The weighted-average remaining contractual life of the above options is approximately 7.8 years.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998



14
-------------------------------------------------------------------------------
INCOME TAXES

The components of income tax expense are as follows:

                                                                          Years Ended December 31,
                                                                            1999            1998
                                                                      ---------------------------------

    Current                                                            $      223,047   $    245,329
    Deferred                                                                 (169,236)       (26,049)
                                                                      ---------------------------------

                                                                       $       53,811   $    219,280
                                                                      =================================

Reconciliation of the statutory income tax at a rate of 34% to the income tax expense included in the consolidated statements of income is as follows:

                                                                          Years Ended December 31,
                                                                            1999            1998
                                                                      ---------------------------------

    Computed statutory tax expense                                     $      100,417   $     259,431
    Tax-exempt interest                                                       (16,842)        (19,055)
    Disallowance of interest expense                                            2,612           3,093
    Bank-owned life insurance                                                 (32,605)        (28,203)
    Other                                                                         229           4,014
                                                                      ---------------------------------

                                                                       $       53,811   $     219,280
                                                                      =================================

Net deferred tax assets consisted of the following components:

                                                                               December 31,
                                                                           1999             1998
                                                                     ----------------------------------
     Deferred tax assets:
          Allowance for loan losses                                   $      382,504   $     215,279
          Unrealized losses on securities available for sale                  52,302               -
          Deferred compensation                                               47,597          25,893
                                                                     ----------------------------------

                   Total deferred tax assets                                 482,403         241,172
                                                                     ----------------------------------

     Deferred tax liabilities:
          Bank premises and equipment                                       (114,775)        (97,721)
          Mortgage servicing rights                                          (43,915)        (41,276)
          Unrealized gains on securities available for sale                        -         (51,006)
                                                                     ----------------------------------

                         Total deferred tax liabilities                     (158,690)       (190,003)
                                                                     ----------------------------------

                   Net deferred tax assets                            $      323,713   $      51,169
                                                                     ==================================

                                       50

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




15
-------------------------------------------------------------------------------
LEASE COMMITMENTS AND TOTAL RENTAL EXPENSE

The Bank leases the premises for one branch location and an operations center under operating lease agreements expiring in various years through October 2017. Certain lease agreements contain escalation provisions. The Bank also has options to extend the lease agreements for additional lease terms from five to thirty years. The Bank is responsible to pay all real estate taxes, insurance, utilities and maintenance and repairs on the buildings.

Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1999:

     2000                                 $       124,735
     2001                                         125,940
     2002                                         127,929
     2003                                         133,961
     2004                                         135,125
     Thereafter                                 1,334,185
                                         ------------------

                                          $     1,981,875
                                         ==================

The total rental expense included in the statements of income for the years ended December 31, 1999 and 1998 is $ 134,318 and $ 111,446, respectively.


16
--------------------------------------------------------------------------------
TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers and directors and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 1999 and 1998, these persons were indebted to the Bank for loans totaling $1,565,000 and $1,476,000, respectively. During 1999, $349,000 of new loans were made and repayments totaled $260,000.

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




17
--------------------------------------------------------------------------------
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the Bank's financial instrument commitments is as follows:

                                                                  December 31,
                                                              1999          1998
                                                         ---------------------------

     Commitments to grant loans                           $ 3,046,000   $ 1,844,000
     Unfunded commitments under lines of credit             7,964,000     5,163,000
     Outstanding letters of credit                             96,000       755,000

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

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




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

     Cash and due from banks and interest bearing deposits in other banks: The carrying amounts reported approximate those assets' fair value.

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

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




19
-------------------------------------------------------------------------------
FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Other borrowed funds and securities sold under agreements to repurchase:
         The current carrying amounts of other borrowed funds approximate their fair values.

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

A summary of the estimated fair values of the Bank's financial instruments are as follows:

                                                                       1999                        1998
                                                              -----------------------------------------------------
                                                              Carrying       Fair         Carrying         Fair
                                                               Amount       Value          Amount         Value
                                                              -----------------------------------------------------
                                                                                     (In Thousands)

     Financial assets:
          Cash and due from banks                              $ 4,139         4,139        $ 2,998        $ 2,998
          Interest-bearing deposits in other banks                  13            13             26             26
          Securities                                            13,384        13,384         12,876         12,876
          Mortgage loans held for sale                              68            68          1,052          1,052
          Loans receivable, net                                 85,668        84,603         79,322         81,830
          Accrued interest receivable                              570           570            485            485

     Financial liabilities:
          Deposits                                              90,596        90,620         85,443         86,288
          Other borrowed funds and securities sold under
              agreements to repurchase                          11,132        11,132          3,423          3,423

          Long-term debt                                             -             -          5,000          5,000
          Accrued interest payable                                 297           297            298            298

     Off-balance sheet financial instruments:
          Commitments to extend credit                               -             -              -              -
          Standby letters of credit                                  -             -              -              -


COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




20
-------------------------------------------------------------------------------
COMMUNITY INDEPENDENT BANK, INC. (PARENT COMPANY ONLY) FINANCIAL
INFORMATION

Balance Sheets
                                                                           December 31,
                                                                      1999             1998
                                                               ------------------------------------

Assets:
     Cash                                                       $        137,779  $       173,314
     Investment in Bank subsidiary                                     7,055,595        7,157,000
     Other assets                                                         48,528           29,158
                                                               ------------------------------------

              Total assets                                      $      7,241,902  $     7,359,472
                                                               ====================================

Stockholders' equity                                            $      7,241,902  $     7,359,472
                                                               ====================================


Statements of Income
                                                                   Years Ended December 31,
                                                                      1999             1998
                                                               ------------------------------------

Dividends from Bank subsidiary                                  $        174,251  $       167,202
Other expenses                                                           (56,970)         (85,761)
Income tax benefits                                                       19,370           29,158
Equity in undistributed earnings of Bank subsidiary                      104,882          433,154
                                                               ------------------------------------

              Net income                                        $        241,533  $       543,753
                                                               ====================================

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998




20
-------------------------------------------------------------------------------
COMMUNITY INDEPENDENT BANK, INC. (PARENT COMPANY ONLY) FINANCIAL
INFORMATION (CONTINUED)

Statements of Cash Flows
                                                                                  Years Ended December 31,
                                                                                    1999             1998
                                                                             ------------------------------------

Operating activities:
     Net income                                                               $        241,533  $       543,753
     Adjustments to reconcile net income to net cash provided by operating activities:
         Undistributed earnings of Bank subsidiary                                    (104,882)        (433,154)
         Increase in other assets                                                      (19,370)         (29,158)
                                                                             ------------------------------------

              Net cash provided by operating activities                                117,281           81,441
                                                                             ------------------------------------

Financing activities:
     Cash dividends                                                                   (174,251)        (167,202)
     Proceeds from dividend reinvestment plan                                           21,435                -
     Proceeds from common stock options exercised                                            -            1,775
                                                                             ------------------------------------

              Net cash used in financing activities                                   (152,816)        (165,427)
                                                                             ------------------------------------

              Decrease in cash                                                         (35,535)         (83,986)

Cash:
     Beginning                                                                         173,314          257,300
                                                                             ------------------------------------

     Ending                                                                   $        137,779  $       173,314
                                                                             ====================================

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




                        COMMUNITY INDEPENDENT BANK, INC.
                                  (Registrant)



-----------------------                     -----------------------------------------
      Date                                  Frederick P. Krott, Chairman of the Board
                                            (Principal Executive Officer)

-----------------------                     -----------------------------------------
      Date                                  Linda L. Strohmenger, Secretary
                                            (Principal Financial Officer)


-----------------------                     -----------------------------------------
      Date                                  Karl D. Gerhart, Director


-----------------------                     -----------------------------------------
      Date                                  John F. Hampson, Director


-----------------------                     -----------------------------------------
      Date                                  Walter J. Potteiger, Director


-----------------------                     -----------------------------------------
      Date                                  Deborah K. Ritter, Director


-----------------------                     -----------------------------------------
      Date                                  John J. Seitzinger, Director


-----------------------                     -----------------------------------------
      Date                                  Arlan J. Werst, Director


-----------------------                     -----------------------------------------
      Date                                  Stratton D. Yatron, Director

ITEM 13(a). EXHIBITS



EXHIBIT 21. SUBSIDIARIES OF THE REGISTRANT



       Bernville Bank, N.A.
       201 N. Main Street
       Bernville, PA 19506

EXHIBIT 23. CONSENT OF BEARD & COMPANY, INC., INDEPENDENT AUDITORS



       We consent to the incorporation by reference in the Registration Statements (on Forms S-8 and Form S-3) of Community Independent Bank, Inc. of our report dated January 21, 2000, with respect to the consolidated financial statements of Community Independent Bank, Inc. and subsidiary included in this Annual Report (Form 10-KSB) for the year ended December 31, 1999.






                                            /s/ BEARD & COMPANY, INC.


Reading, Pennsylvania
March 23, 2000