Form 10QSB
period 2000-03-31
COMMUNITY INDEPENDENT BANK INC
filed 2000-05-15
CIK 760993

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2000.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---
                 Number of Shares Outstanding as of May 5, 2000

COMMON STOCK ($5.00 Par Value)                                   699,502
------------------------------                             --------------------
       (Title of Class)                                    (Outstanding Shares)

                        COMMUNITY INDEPENDENT BANK, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000

                                    Contents

PART I   FINANCIAL INFORMATION                                Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
             March 31, 2000 and December 31, 1999                  3

           Consolidated Statements of Income
              for the Three Month Period
              Ended March 31, 2000 and 1999                        4

           Consolidated Statements of Comprehensive
              Income for the Three Month Period Ended
              March 31, 2000 and 1999                              5

           Consolidated Statements of Stockholders'
              Equity for the Three Month Period
              Ended March 31, 2000                                 6

           Consolidated Statements of Cash Flows
              for the Three Month Period Ended
              March 31, 2000 and 1999                              7

           Notes to Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                        8-16

Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                   16

Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                      16
Item 2.    Changes in Securities and Use of Proceeds              16
Item 3.    Defaults Upon Senior Securities                        16
Item 4.    Submission of Matters to a Vote of Security
              Holders                                             16
Item 5.    Other Information                                      16
Item 6.    Exhibits and Reports on Form 8-K                       16

Signatures                                                        17

COMMUNITY INDEPENDENT BANK, INC.

AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS


ASSETS                                                 March 31, 2000    December 31, 1999
                                                       --------------    -----------------
                                                        (Unaudited)
Cash and due from banks                                $   3,104,397       $   4,139,228
Interest-bearing deposits in other banks                      26,002              13,238
Cash and cash equivalents                                  3,130,399           4,152,466
Securities available for sale                             13,849,249          13,383,658
Mortgage loans held for sale                                  81,300              68,000
Loans receivable, net of allowance for
  loan losses March 31, 2000 $1,188,011,
  December 31, 1999 $1,211,628                            85,129,412          85,668,141
Bank premises and equipment, net                           2,851,521           2,828,800
Accrued interest receivable and other assets               3,487,440           3,434,861
                  TOTAL ASSETS                         $ 108,529,321       $ 109,535,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                              $  10,152,889       $  10,434,304
     Interest bearing                                     78,396,140          80,161,897
                  TOTAL DEPOSITS                          88,549,029          90,596,201

  Securities sold under agreements
     to repurchase                                           878,826             661,092
  Other borrowed funds                                    11,145,762          10,471,037
  Other liabilities                                          656,867             565,694
                  TOTAL LIABILITIES                      101,230,484         102,294,024

Stockholders' equity:
    Preferred stock, par value $5.00 per
     share; authorized and unissued
     1,000,000 shares                                           --                  --
    Common stock, par value $5.00
      per share; authorized 5,000,000
      shares; issued and outstanding
      March 31, 2000  699,502 shares;
      December 31, 1999 698,637 shares                     3,497,510           3,493,185
    Surplus                                                  159,246             154,268
    Retained earnings                                      3,762,765           3,701,727
    Accumulated other comprehensive income (loss)           (120,684)           (107,278)

              TOTAL STOCKHOLDERS' EQUITY                   7,298,837           7,241,902
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $ 108,529,321       $ 109,535,926

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                  For the Three Months Ended
                                                March 31, 2000   March 31, 1999
                                                --------------   --------------
Loans receivable, including fees                  $1,767,438      $1,735,941
Securities:
    Taxable                                          168,924         169,094
    Tax-exempt                                        10,866           5,044
  Other                                               22,995          12,578
         Total interest income                     1,970,223       1,922,657
Interest expense:
  Deposits                                           842,008         861,024
  Other borrowed funds                               203,756          30,546
  Long-term debt                                           0          74,309
         Total interest expense                    1,045,764         965,879

           Net interest income                       924,459         956,778

Provision for loan losses                             30,000          90,000
           Net interest income after
           provision for loan losses                 894,459         866,778

Other income:
  Customer service fees                               89,179          77,121
  Net gains from sale of mortgages                     6,914          26,333
  Other                                               57,427          65,247
         Total other income                          153,520         168,701

Other expenses:
  Salaries and employee benefits                     443,469         460,314
  Occupancy                                           92,468          93,656
  Equipment                                          103,274          81,945
  Marketing and advertising                           25,963          15,608
  Loan collection and foreclosed real estate          29,220           7,058
  Professional fees                                   41,445          15,250
  Stationery and supplies                             10,224          27,030
  Other                                              157,272         169,232
         Total other expenses                        903,335         870,093

    Income before income taxes                       144,644         165,386
Federal income taxes                                  34,702          45,353
         Net Income                               $  109,942      $  120,033
Basic and diluted earnings per share              $     0.16      $     0.17
Weighted average number of common
    shares outstanding                               699,074         696,774

                 See Notes to Consolidated Financial statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                             For the Three Months Ended
                                                           March 31, 2000       March 31, 1999
                                                           --------------       --------------
Net Income                                                    $109,942             $120,033

Other Comprehensive Income  (Loss)
   net of tax

            Unrealized holding gains (losses)
                arising during the period, net of
                tax expense (benefit) 2000 ($6,906);
                1999 ($32,622)                                 (13,406)             (63,322)

Total comprehensive income                                    $ 96,536             $ 56,711


                 See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2000 (Unaudited)

                                                                                    Accumulated
                                                                                        Other
                                           Common                       Retained   Comprehensive
                                            Stock         Surplus       Earnings        Income        Total
                                        -----------    -----------    -----------  -------------   -----------
Balance, December 31, 1999              $ 3,493,185    $   154,268    $ 3,701,727   $  (107,278)   $ 7,241,902
Net income                                     --             --          109,942          --          109,942
Cash dividends ($.07 per share)                                           (48,904)                     (48,904)
Net change in unrealized gain (loss)
    on securities available for sale,
    net of taxes                               --             --             --         (13,406)       (13,406)
Issuance of 865 shares of common
    stock under dividend reinvestment
    program                                   4,325          4,978           --            --            9,303
Balance, March 31, 2000                 $ 3,497,510    $   159,246    $ 3,762,765   $  (120,684)   $ 7,298,837


                 See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             For the Three Months Ended
                                                                         March 31, 2000       March 31, 1999
                                                                         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    109,942             120,033
Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for loan losses                                             30,000              90,000
         Provision for depreciation                                            85,436              70,075
         Net gains on sale of mortgage loans                                   (6,914)            (26,333)
         Proceeds from sale of mortgage loans                                 589,805           1,998,903
         Mortgage loans originated for sale                                  (599,100)         (1,099,770)
         Net amortization of securities premiums and discounts                 (1,372)              1,818
         Amortization of mortgage servicing rights                              6,480              25,740
         Increase in accrued interest receivable and other assets             (52,579)           (380,378)
         Increase in other liabilities                                         72,567             255,349
                  Net cash provided by operating activities                   234,265           1,055,437

CASH FLOW FROM INVESTING ACTIVITIES
         Proceeds from maturities of securities available for sale            549,688             500,000
         Purchase of securities available for sale                           (996,275)         (1,000,000)
         Net increase in loans                                                361,552          (4,072,508)
         Purchases of bank premises and equipment                            (108,156)           (108,960)
         Purchase of life insurance                                                 0            (160,000)
         Proceeds from surrender of life insurance                            131,174             208,242
                  Net cash used in investing activities                       (62,017)         (4,633,626)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in deposits                               (2,047,172)          4,346,479
         Net increase in securities sold
              under agreements to repurchase                                  217,734                --
         Net increase (decrease) in other borrowed funds                      674,724            (668,335)
         Dividends paid                                                       (48,904)            (41,807)
         Proceeds from shares issued under dividend
              reinvestment program                                              9,303                --
                  Net cash provided by financing activities                (1,194,315)          3,636,447
                  Increase (decrease) in cash and cash equivalents         (1,022,067)             58,258
Cash and cash equivalents:
         Beginning                                                          4,152,466           3,024,192
         Ending                                                             3,130,399           3,082,450
Cash payments for:
         Interest                                                           1,051,002             971,408
         Income taxes                                                               0              78,419


                 See Notes To Consolidated Financial Statements

                        COMMUNITY INDEPENDENT BANK, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARY,
                              BERNVILLE BANK, N.A.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000

Note A. Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note C. Cash Dividend

     On April 13, 2000, the Board of Directors declared a dividend of $.07 per share to shareholders of record on April 24, 2000. The dividend will be paid on May 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

     The Company's net income for the first quarter of 2000 was $109,942, a decrease of $10,091, or 8.41% from $120,033 net income for the first quarter of 1999. Total assets decreased to $108,529,321 at March 31, 2000, a decrease of $1,006,605, or 0.92% from $109,535,926 at December 31, 1999.

     During the three months ended March 31, 2000, loans receivable decreased 0.63% to $85,129,412 from $85,668,141 at December 31, 1999, while deposits decreased 2.26% to $88,549,029 from $90,596,201 at December 31, 1999.

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

     The Company's net interest income decreased $32,319 or 3.38% to $924,459 during the first quarter of 2000 from $956,778 during the first quarter of 1999.

     Interest income increased $47,566 or 2.47%, from $1,922,657 for the first quarter of 1999 to $1,970,223 for the first quarter of 2000, while interest expense increased $79,885 or 8.27%, from $965,879 for the first quarter of 1999 to $1,045,764 for the first quarter of 2000.

     The increases in interest income are principally due to lower levels of loans receivable and taxable securities while the increase in interest expense was due to interest bearing deposits growth and higher levels of borrowed funds used to fund the growth in earning assets.

     Net interest margin decreased 44 basis point from 4.10% in the first quarter of 1999 to 3.66% in the first quarter of 2000. Net interest margin decreased primarily due to an increase in non-performing assets to 2.60% of total assets or $2,826,000, at March 31, 2000 compared to $273,000 or 0.26% of total assets at March 31, 1999.

     For the first quarter of 2000, the average yield on earning assets decreased 35 basis points to 7.89% from 8.24% for the first quarter of 1999. The decrease was caused primarily by the increase of $2,307,000 in non-performing assets at March 31, 2000.

     For the first quarter of 2000, the average rate paid on interest-bearing liabilities increased 8 basis points to 4.68% from 4.60% for the first quarter of 1999. The increase was caused primarily by an increase in the amount of borrowings outstanding and that the average rate paid on other borrowed funds and the introduction of repurchase agreements at a rate higher than deposit rates.

Provision for Loan Losses

     The provision for loan losses was $30,000 for the first quarter of 2000 compared to $90,000 for the first quarter of 1999.

     The allowance for loan losses represented 1.37% and 1.39% of total loans receivable at March 31, 2000 and at December 31, 1999, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of potential losses in the portfolio. Management believes that the allowance for loan losses is adequate for each of the periods presented.

Other Income

     Total other income decreased $15,181 or 9.00% from $168,701 during the first quarter of 1999 to $153,520 during the first quarter of 2000. The decrease was due primarily to a $19,419 decrease in net gains from the sale of mortgages and a decrease in other income of $7,820 which were partially offset by an increase of $12,058 in customer service fees. The decrease in other income is primarily attributable to a decrease in mortgage lending activity causing a decrease in mortgage loan fees. The increase in customer service fees is primarily due to an increase in insufficient fund fees, ATM convenience fees, and CD early withdrawal penalty fees of approximately $9,000, $2,000, and $3,000, respectively. This increase was partially offset by lower deposit account fees.

Other Expenses

     Total other expenses increased $33,242 or 3.82% during the first quarter of 2000 versus the same period in 1999, from $870,093 to $903,335. The increase in total other expenses was due primarily to an increase in equipment expense of $21,329, an increase of $26,195 in professional fees, an increase of $22,162 in loan collection and foreclosed real estate expenses, and an increase of $10,355 in marketing and advertising expense. The increases in these other expenses were partially offset by a decrease in salary expense, stationery and supplies expense and other expenses of $16,845, $16,806, and $11,906, respectively.

     Salaries and employee benefits, which represent the largest component of other expenses decreased $16,845 or 3.66%, from $460,314 for the first quarter of 1999 to $443,469 for the same period in 2000. Salaries and employee benefits decreased due to a reduction of staff, mainly in the commercial lending area.

     Occupancy expense decreased $1,188 or 1.27%, to $92,468 for the first quarter of 2000 versus $93,656 for the first quarter of 1999.

     Equipment expense increased $21,329 or 26.03%, from $81,945 for the first quarter of 1999 to $103,274 for the first quarter of 2000. The increase in equipment expense was the result of increases in software support and depreciation. Equipment purchases of $270,938 during 1999 had an impact on depreciation expense of approximately $12,000 during the first quarter 2000.

     Marketing and advertising expenses increased $10,355 or 66.34% to $25,963 for the first quarter of 2000 versus $15,608 for the first quarter of 1999. The increase in marketing and advertising expenses for the first quarter of 2000 was due to increased advertising efforts and advertising agency expenses to develop the company's new image campaign.

     Loan collection and foreclosed real estate expenses increased $22,162 to $29,220 for the first quarter of 2000 versus $7,058 for the first quarter of 1999. Increases in loan collections and foreclosed real estate expenses were primarily due to increased efforts in the collection and work-out of non-performing assets.

     Professional fees increased $26,195 to $41,445 for the first quarter of 2000 versus $15,250 for the first quarter of 1999. Professional fees for the first quarter of 2000 were higher than during the same period in 1999 due primarily to additional attorney fees for SEC filing issues, additional internal audits performed by an outside firm, fees related to the collection and work-out of non-performing assets and fees incurred to initiate profitability studies.

     Stationery and supplies expense decreased $16,806 or 62.17% to $10,224 for the first quarter of 2000 versus $27,030 for the first quarter of 1999. The decrease in the stationery and supplies expense is primarily a result of the creation of supply inventory and purchasing software for managing the bank's purchasing function.

     Other operating expenses decreased from $169,232 for the first quarter of 1999 to $157,272 for the same period in 2000, a decrease of $11,960 or 7.07%. Other operating expenses included in this category that experienced decreases for the current period include telephone, postage, travel, employee programs due to increased efforts to control expenses.

Income Taxes

     Income tax expense was $34,702 for the first quarter of 2000, for an effective tax rate of 23.99% versus $45,353 for the first quarter of 1999 and an effective tax rate of 27.42%. The tax rate for each of the periods was less than the federal statutory rate of 34% primarily because of tax-exempt securities and loan income and earnings on the cash surrender value of life insurance policies.

Year 2000

     The transition to year 2000 went smoothly with no major problems being discovered. Cash levels that were increased to accommodate year-end liquidity needs were reduced to normal levels during the first quarter 2000.

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

FINANCIAL CONDITION

Securities

     Securities increased to $13,849,249 at March 31, 2000, from $13,383,658 at December 31, 1999. The increase of $465,591 or 3.48% is primarily due to the purchase of $1,000,000 U.S. Treasury notes replacing a $500,000 maturing U.S. Treasury note.

Loans

     Loans receivable, net of the allowance for loan losses of $1,188,011 at March 31, 2000 and $1,211,628 at December 31, 1999, decreased to $85,129,412 at
March 31, 2000 from $85,668,141 at December 31, 1999. The decrease of $538,729 or 0.63% was primarily from a decrease in the mortgage loan portfolio which had less new loan activity than the first quarter 1999 and normal loan pay-downs.

Loan and Asset Quality

     Total non-performing loans (comprised of non-accruing loans and loans past due for more than 90 days and still accruing) as a percentage of average loans outstanding as of March 31, 2000 was 3.05%, compared with 3.59% at December 31, 1999. Total non-performing loans decreased to $2,649,000 at March 31, 2000, from $3,040,000 at December 31, 1999. The decrease in total non-performing loans is primarily attributable to the non-performing loan charge-offs of $53,647 and a combination of non-performing loans paid off or brought to current status.

     The Bank had other real estate owned (OREO) consisting of two properties in the amount of $177,423 at March 31, 2000 and one property in the amount of $47,600 at December 31, 1999.

     The following schedule displays detailed information about the Bank's non-performing assets and the allowance for loan losses for the periods ended March 31, 2000, December 31, 1999 and March 31, 1999.

                                             March 31, 2000    December 31, 1999     March 31, 1999
                                             --------------    -----------------     --------------
                                                                (In thousands)
Average loans outstanding                        $86,937             $84,758             $81,742

Allowance for loan losses                          1,188               1,212                 803

Non-performing loans:
   Non-accruing loans                              2,403               2,456                   0
   Accruing loans past due
     90 days or more                                 246                 584                 134

         Total non-performing loans                2,649               3,040                 134

Other real estate                                    177                  48                 139

         Total non-performing assets             $ 2,826             $ 3,088             $   273

Non-performing loans to average
   loans outstanding                                3.05%               3.59%               0.16%

Non-performing assets to total assets               2.60%               2.82%               0.26%

Allowance for loan losses to total
   non-performing loans                            44.85%              39.87%             599.25%

Allowance for loan losses to
  average loans outstanding                         1.37%               1.43%               0.98%



Potential Problem Loans

     At March 31, 2000, the Bank has $1,009,971 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

Deposits

     Total deposits at March 31, 2000 were $88,549,029, a decrease of $2,047,172 or 2.26% over total deposits of $90,596,201 at December 31,1999. The decrease in deposits was primarily in the certificate of deposit category due to the bank's pricing strategy.

Other Borrowed Funds and Long-term Debt

     Other borrowed funds including securities sold under agreements to repurchase and long-term debt increased $892,459 from $11,132,129 at December 31, 1999 to $12,024,588 at March 31, 2000. The increase was primarily a result of the decrease in deposits of $2,047,172, which was partially offset by the decrease in cash and cash equivalents of $1,022,067 and a decrease in net loans of $361,552. Cash and cash equivalents levels were reduced from higher levels as higher liquidity was anticipated during the century date rollover. The need for higher liquidity for Year 2000 concerns did not materialize and cash and cash equivalent levels were decreased to normal levels.

Stockholders' Equity and Capital Ratios

     Total stockholders' equity at March 31, 2000 was $7,298,837 compared to $7,241,902 at December 31, 1999. In the third quarter of 1999, the Company implemented a dividend reinvestment program which resulted in additional capital during the first quarter of 2000 of $9,303. The retained net earnings of the Company of $109,942 were partially offset by unrealized losses on securities available for sale of $13,406. A comparison of the Bank's capital ratios is as follows:

                                   March 31, 2000        December 31, 1999
                                   --------------        -----------------
Tier 1 Capital                           6.74%                 6.54%
   (to average assets)

Tier 1 Capital                           9.31%                 8.97%
   (to risk-weighted assets)

Total Capital                           10.56%                10.22%
   (to risk-weighted assets)

     The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At March 31, 2000 and December 31, 1999, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

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

     The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $5,186,000. Another source of funds is maturities in the loan portfolio.

     The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $29 million at March 31, 2000.

     Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

Future Outlook

     A cash dividend of seven cents per share was declared to shareholders of record on April 24, 2000, payable on May 15, 2000. Community Independent Bank, Inc. established a dividend reinvestment plan in 1998. The dividend reinvestment plan was registered with the U.S. Securities and Exchange Commission in July 1999 which enables the holding company to issue authorized shares to satisfy the needs of the dividend reinvestment program.

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

     Bernville Bank announced the resignation of Arlan J. Werst, effective March 23, 2000. Karl D. Gerhart and Walter J. Potteiger were then designated as the transition team to manage the day to day affairs of the bank. On April 13, 2000, Karl D. Gerhart was appointed acting President and CEO until such time as a permanent President and CEO can be appointed. A search firm has been hired and an active search is underway.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank's exposure to market risk has not changed significantly since December 31, 1999. The market risk principally includes interest rate risk that is discussed above.

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




                        COMMUNITY INDEPENDENT BANK, INC.
                                  (Registrant)





    May 10, 2000                        /s/ Karl D. Gerhart
    ------------                        -------------------------------------
        Date                            Karl D. Gerhart, Acting President/CEO


    May 10, 2000                        /s/ Linda L. Strohmenger
    ------------                        -------------------------------
        Date                            Linda L. Strohmenger, Secretary
                                        (Principal financial officer)