Form 10QSB
period 2000-06-30
COMMUNITY INDEPENDENT BANK INC
filed 2000-08-14
CIK 760993

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2000.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.


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

Yes X    No
   ---     ---

               Number of Shares Outstanding as of August 10, 2000

COMMON STOCK ($5.00 Par Value)                                   700,327
------------------------------                             --------------------
        (Title of Class)                                   (Outstanding Shares)

                        COMMUNITY INDEPENDENT BANK, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2000

                                    Contents

PART I   FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
           June 30, 2000 and December 31, 1999                               3

         Consolidated Statements of Income
            for the Six and Three Month Periods
            Ended June 30, 2000 and 1999                                     4

         Consolidated Statements of Comprehensive
            Income for the Six Month Period
            Ended June 30, 2000 and 1999                                     5

         Consolidated Statements of Stockholders'
            Equity for the Six Month Period
            Ended June 30, 2000                                              6

         Consolidated Statements of Cash Flows
            for the Six Month Period
            Ended June 30, 2000 and 1999                                     7

         Notes to Consolidated Financial Statements                        8-9

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9-16

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                               17

Part II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 17
Item 2.   Changes in Securities and Use of Proceeds                         17
Item 3.   Defaults Upon Senior Securities                                   17
Item 4.   Submission of Matters to a Vote of Security Holders               17
Item 5.   Other Information                                                 17
Item 6.   Exhibits and Reports on Form 8-K                                  17

Signatures                                                                  19

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS


                                                      June 30, 2000       December 31, 1999
                                                      -------------       -----------------
                                                                 (Unaudited)
ASSETS
Cash and due from banks                                $  2,798,025          $  4,139,228
Interest-bearing deposits in other banks                     25,094                13,238
Cash and cash equivalents                                 2,823,119             4,152,466
Securities available for sale                            13,290,613            13,383,658
Mortgage loans held for sale                                168,000                68,000
Loans receivable, net of allowance for
  loan losses June 30, 2000 $1,115,181,
  December 31, 1999 $1,211,628                           82,793,524            85,668,141
Bank premises and equipment, net                          2,765,964             2,828,800
Accrued interest receivable and other assets              3,494,005             3,434,861
                                                       ------------          ------------
                  TOTAL ASSETS                         $105,335,225          $109,535,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                              $  9,469,392          $ 10,434,304
     Interest bearing                                    81,894,132            80,161,897
                                                       ------------          ------------
                  TOTAL DEPOSITS                         91,363,524            90,596,201

  Securities sold under agreements
     to repurchase                                          721,717               661,092
  Other borrowed funds                                    5,492,367            10,471,037
  Other liabilities                                         550,600               565,694
                                                       ------------          ------------
                  TOTAL LIABILITIES                      98,128,208           102,294,024

Stockholders' equity:
    Preferred stock, par value $5.00 per
      share; authorized and unissued
      1,000,000 shares                                           --                    --
    Common stock, par value $5.00
      per share; authorized 5,000,000
      shares; issued and outstanding
      June 30, 2000  700,327 shares;
      December 31, 1999 698,637 shares                    3,501,635             3,493,185
    Surplus                                                 162,762               154,268
    Retained earnings                                     3,646,206             3,701,727
    Accumulated other comprehensive income (loss)          (103,586)             (107,278)
                                                       ------------          ------------
              TOTAL STOCKHOLDERS' EQUITY                  7,207,017             7,241,902

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $105,335,225          $109,535,926

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                     For the Six Months Ended           For the Three Months Ended
                                                 -------------------------------     -------------------------------
                                                 June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                                 -------------     -------------     -------------     -------------
Interest income:
  Loans receivable, including fees                 $3,510,540        $3,537,018        $1,743,102        $1,801,077

  Securities:
    Taxable                                           331,912           340,035           162,988           170,941
    Tax-exempt                                         16,260            10,072             5,394             5,028
  Other                                                45,379            25,522            22,384            12,944
                                                   ----------        ----------        ----------        ----------
         Total interest income                      3,904,091         3,912,647         1,933,868         1,989,990

Interest expense:
  Deposits                                          1,771,566         1,741,911           929,558           880,887
  Other borrowed funds                                339,563            68,011           135,807            37,465
  Long-term debt                                            0           149,263                 0            74,954
                                                   ----------        ----------        ----------        ----------
         Total interest expense                     2,111,129         1,959,185         1,065,365           993,306

           Net interest income                      1,792,962         1,953,462           868,503           996,684

Provision for loan losses                             290,000           180,000           260,000            90,000
           Net interest income after
             provision for loan losses              1,502,962         1,773,462           608,503           906,684
Other income:
  Customer service fees                               182,385           155,218            93,206            78,097
  Net gains from sale of mortgages                     18,287            34,770            11,373             8,437
  Other                                               125,019           143,314            67,592            78,067
                                                   ----------        ----------        ----------        ----------
         Total other income                           325,691           333,302           172,171           164,601

Other expenses:
  Salaries and employee benefits                      809,291           952,824           365,822           492,510
  Occupancy                                           182,847           189,686            90,379            96,030
  Equipment                                           207,273           168,020           103,999            86,075
  Marketing and advertising                            65,816            47,994            39,853            32,386
  Loan collection and foreclosed real estate           67,934            15,175            38,714             8,117
  Professional fees                                   118,505            23,827            77,060             8,577
  Stationery and supplies                              22,384            49,294            12,160            22,264
  Other                                               326,416           353,359           169,144           184,127
                                                   ----------        ----------        ----------        ----------
         Total other expenses                       1,800,466         1,800,179           897,131           930,086

    Income/(loss) before income taxes                  28,187           306,585          (116,457)          141,199
Federal income taxes/(benefit)                        (14,161)           83,089           (48,863)           37,736
         Net Income/(Loss)                         $   42,348        $  223,496        $  (67,594)       $  103,463
Basic and diluted earnings/(loss) per share $            0.06        $     0.32        $    (0.10)       $     0.15
Weighted average number of common
   shares outstanding                                 699,501           696,774           699,928           696,774

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                      For the Six Months Ended
                                                   -----------------------------
                                                   June 30, 2000   June 30, 1999
                                                   -------------   -------------
Net Income                                            $42,348         $223,496

Other Comprehensive Income  (Loss)
   net of tax


      Unrealized holding gains (losses)
         arising during the period, net of
         tax expense (benefit) 2000 $1,903;
         1999 ($67,496)                                 3,692         (136,772)

Total comprehensive income                            $46,040         $ 86,724

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2000 (Unaudited)


                                                                                           Accumulated
                                                                                              Other
                                                  Common                     Retained     Comprehensive
                                                  Stock         Surplus      Earnings         Income           Total
                                                ----------     --------     ----------    -------------      ----------
Balance, December 31, 1999                      $3,493,185     $154,268     $3,701,727      $(107,278)       $7,241,902
Net income                                              --           --         42,348             --            42,348
Cash dividends ($.14 per share)                                                (97,869)                         (97,869)
Net change in unrealized gain (loss)
    on securities available for sale,
    net of taxes                                        --           --             --          3,692             3,692
Issuance of 1,690 shares of common
    stock under dividend reinvestment program        8,450        8,494                                          16,944
Balance, June 30, 2000                          $3,501,635     $162,762     $3,646,206      $(103,586)       $7,207,017

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                             For the Six Months Ended
                                                                          -------------------------------
                                                                          June 30, 2000     June 30, 1999
                                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     42,348           223,496
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                               290,000           180,000
      Provision for depreciation                                              186,701           142,645
      Net gains on sale of mortgage loans                                     (18,287)          (34,770)
      Proceeds from sale of mortgage loans                                  1,457,300         2,530,203
      Mortgage loans originated for sale                                   (1,289,300)       (1,604,683)
      Net amortization of securities premiums and discounts                    (1,829)            3,626
      Amortization of mortgage servicing rights                                15,939            15,545
      Increase in accrued interest receivable and other assets               (228,053)         (316,619)
      Increase (decrease) in other liabilities                                (15,094)          162,620
         Net cash provided by operating activities                            439,725         1,302,063
CASH FLOW FROM INVESTING ACTIVITIES
      Proceeds from maturities of securities available for sale             1,085,000         1,000,000
      Purchase of securities available for sale                              (984,531)       (2,301,240)
      Net (increase) decrease in loans                                      2,051,409        (5,210,635)
      Purchases of bank premises and equipment                               (123,865)         (215,058)
      Purchase of life insurance policies                                           0          (450,000)
      Proceeds from surrender of life insurance policies                      434,563           208,242
         Net cash provided by (used in) investing activities                2,462,576        (6,968,691)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                767,323         6,836,223
      Net increase in securities sold under agreements to repurchase           60,625           570,763
      Net decrease in other borrowed funds                                 (4,978,671)       (2,366,335)
      Dividends paid                                                          (97,869)          (83,612)
      Proceeds from shares issued under dividend reinvestment program          16,944                --
         Net cash provided by (used in) financing activities               (4,231,648)        4,957,039
         Decrease in cash and cash equivalents                             (1,329,347)         (709,589)
Cash and cash equivalents:
      Beginning                                                             4,152,466         3,024,192
      Ending                                                                2,823,119         2,314,603
Cash payments for:
      Interest                                                              2,085,992         1,987,657
      Income taxes                                                            109,748           139,267
Non-cash investing and financing activities:
      Loans transferred to Other Real Estate Owned                            270,603                --

See Notes To Consolidated Financial Statements

                        COMMUNITY INDEPENDENT BANK, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARY,
                              BERNVILLE BANK, N.A.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2000

Note A. Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note B. New Accounting Standard

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998 which was amended by Statement No. 137 and Statement 138. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the Company.

Note C. Cash Dividend

     On July 20, 2000, the Board of Directors declared a dividend of $.07 per share to shareholders of record on August 4, 2000. The dividend will be paid on August 17, 2000.

Note D: Subsequent Events

     Effective July 24, 2000, the Company's Dividend Reinvestment Plan was terminated with the execution of a definitive agreement for National Penn Bancshares to acquire Community Independent Bank, Inc.

     The basic terms of the definitive agreement call for the tax-free exchange of .9 share of National Penn common stock for each share of Community Independent Bank, Inc. common stock. Based on National Penn's July 21, 2000 closing price of $21.88 per share, the value per share of Community Independent Bank, Inc. would be $19.69. This price equates to 56.25 times CIB's estimated trailing twelve months earnings, and a multiple of 1.89 times CIB's book value as of March 31, 2000. The transaction is expected to be consummated in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

     The Company's net loss for the second quarter of 2000 was $67,594, a decrease of $171,057, or 165.33% from $103,463 net income for the second quarter of 1999. Net income for the six months ended June 30, 2000 was $42,348, 81.05% less than the $223,496 reported for the same period in 1999. Total assets decreased to $105,335,225 at June 30, 2000, a decrease of $4,200,701, or 3.83%
from $109,535,926 at December 31, 1999.

     During the six months ended June 30, 2000, loans receivable decreased 3.36% to $82,793,524 from $85,668,141 at December 31, 1999, while deposits increased 0.85% to $91,363,524 from $90,596,201 at December 31, 1999.

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

     The Company's net interest income decreased $128,181 or 12.86% to $868,503 during the second quarter of 2000 from $996,684 during the second quarter of 1999. For the first six months of 2000, net interest income decreased $160,500 or 8.22% to $1,792,962 from $1,953,462 during the first six months of 1999.

     Interest income decreased $56,122 or 2.82%, from $1,989,990 for the second quarter of 1999 to $1,933,868 for the second quarter of 2000, while interest expense increased $72,059 or 7.25%, from $993,306 for the second quarter of 1999 to $1,065,365 for the second quarter of 2000. For the first six months of 2000, interest income decreased $8,556 or 0.22% to $3,904,091 from $3,912,647 for the first six months of 1999; interest expense increased $151,944 or 7.76% from $1,959,185 for the first six months of 1999 to $2,111,129 for the first six months of 2000.

     The decreases in interest income are principally due to lower levels of loans receivable and taxable securities and $2.7 million in loans on non-accrual status while the increase in interest expense was due to interest bearing deposits growth.

     Net interest margin decreased 57 basis point from 4.07% in the second quarter of 1999 to 3.50% in the second quarter of 2000. Net interest margin decreased 48 basis points from 4.07% for the first six months of 1999 to 3.59% for the first six months of 2000. Net interest margin decreased primarily due to an increase in non-performing assets to 2.84% of total assets or $2,991,000 at June 30, 2000 compared to $229,000 or 0.21% of total assets at June 30, 1999.

     For the second quarter of 2000, the average yield on earning assets decreased 28 basis points to 7.83% from 8.11% for the second quarter of 1999. For the first six months of 2000, the average yield on earning assets decreased 30 basis points to 7.85% from 8.15% for the first six months of 1999. The decrease was caused primarily by a decrease in loans receivable and investment portfolio and the increase of $2,762,000 in non-performing assets at June 30, 2000.

     For the second quarter of 2000, the average rate paid on interest-bearing liabilities increased 34 basis points to 4.80% from 4.46% for the second quarter of 1999. For the first six months of 2000, the average rate paid on interest-bearing liabilities increased 19 basis points to 4.72% from 4.53% for the first six months of 1999. The increase was caused primarily by an increase in interest-bearing deposits.

Provision for Loan Losses

     The provision for loan losses was $260,000 for the second quarter of 2000 compared to $90,000 for the second quarter of 1999. For the first six months of 2000, the loan loss provision was $290,000 compared to $180,000 for the first six months of 1999.

     The allowance for loan losses represented 1.33% and 1.39% of total loans receivable at June 30, 2000 and at December 31, 1999, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of potential losses in the portfolio. Management believes that the allowance for loan losses is adequate for each of the periods presented, however, due to the significant amount of non-performing loans, an additional provision of $200,000 was added to the reserve account during the second quarter of 2000.

Other Income

     Total other income increased $7,570 or 4.60% from $164,601 during the second quarter of 1999 to $172,171 during the second quarter of 2000. For the first six months of 2000, total other income decreased $7,611 or 2.28% to $325,691 from $333,302 for the first six months of 1999. This decrease was primarily due to a $16,483 decrease in net gains from the sale of mortgages and a decrease in other income of $18,295 primarily due to a decrease in mortgage lending activity causing a decrease in mortgage loan fees. The decreases in the net gains from the sale of mortgages and mortgage lending activity were partially offset by increased customer fees, insufficient fund fees, ATM convenience fees, and CD early withdrawal penalty fees of approximately $6,000, $11,000, $7,000, and $3,000 respectively.

Other Expenses

         Total other expenses decreased $32,955 or 3.54% during the second quarter of 2000 versus the same period in 1999, from $930,086 to $897,131. Total other expenses for the first six months of 2000 remained relatively the same as the same period in 1999.

     Salaries and employee benefits, which represent the largest component of other expenses decreased $126,688 or 25.72% from $492,510 for the second quarter of 1999 to $365,822 for the same period in 2000. Salaries and employee benefits decreased primarily due to the unexpected resignation of the President/CEO on March 23, 2000 and the subsequent reversal of the salary continuation accrued liability of approximately $72,000. For the first six months in 2000, salaries and employee benefits decreased $143,533 or 15.06% to $809,291 from $952,824 for the same period in 1999 primarily due to the resignation of the President/CEO in March 2000, salary continuation accrual reversal, and reduced staff during the first six months of 2000.

     Occupancy expense decreased $5,651 or 5.88%, to $90,379 for the second quarter of 2000 versus $96,030 for the second quarter of 1999. For the first six months of 2000, occupancy expense decreased $6,839 or 3.61% to $182,847 from $189,686 for the same period 1999. The decrease was primarily due to reduced leasing costs due to the closing of the Loan Center office in the third quarter 1999.

     Equipment expense increased $17,924 or 20.82%, from $86,075 for the second quarter of 1999 to $103,999 for the second quarter of 2000. For the first six months of 2000, equipment expense increased $39,253 or 23.36% to $207,273 from $168,020 for the same period in 1999. The increase in equipment expense was the result of increases in software support and depreciation, primarily due to the installation of a new proof system in the fourth quarter 1999 and a new IBM AS/400 operating system at the end of the first quarter 2000.

     Marketing and advertising expenses increased $7,467 or 23.06% to $39,853 for the second quarter of 2000 versus $32,386 for the second quarter of 1999. For the first six months of 2000, the marketing and advertising expenses increased $17,822 or 37.13% to $65,816 from $47,994 for the same period in 1999. The increase in marketing and advertising expenses for the first six months of 2000 was due to continued advertising efforts and advertising agency expenses to develop the company's new image campaign.

     Loan collection and foreclosed real estate expenses increased $30,597 or 376.95% to $38,714 for the second quarter of 2000 versus $8,117 for the second quarter of 1999. For the first six months in 2000, loan collection and foreclosed real estate expenses increased $52,759 or 347.67% to $67,934 from $15,175 for the same period in 1999. Increases in loan collections and foreclosed real estate expenses were primarily due to increased efforts in the collection and work-out of non-performing assets.

     Professional fees increased $68,483 or 798.45% to $77,060 for the second quarter of 2000 versus $8,577 for the second quarter of 1999. For the first six months of 2000, professional fees were $118,505 versus $23,827 for the same period in 1999, an increase of $94,678 or 397.36%. Professional fees for the second quarter and first six months of 2000 were higher than the same periods the previous year due primarily to additional internal audits performed by an outside firm, CEO search fees, fees related to the collection and work-out of non-performing assets and fees incurred to initiate profitability studies.

     Stationery and supplies expense decreased $10,104 or 45.38% to $12,160 for the second quarter of 2000 versus $22,264 for the second quarter of 1999. For the first six months of 2000, stationery and supplies expense was $22,384 versus $49,294 for the same period in 1999, a decrease of $26,910 or 54.59%. The decrease in the stationery and supplies expense is primarily a result of the creation of supply inventory and purchasing software for managing the bank's purchasing function.

     Other operating expenses decreased from $184,127 for the second quarter of 1999 to $169,144 for the same period in 2000, a decrease of $14,983 or 8.14%. For the first six months of 2000, other operating expenses decreased $26,943 or 7.62% to $326,416 from $353,359 for the same period in 1999. Other operating expenses included in this category that experienced decreases for the current period include telephone, postage, travel, and employee programs due to increased efforts to control expenses.

Income Taxes

     Income tax benefit was $48,863 for the second quarter 2000 and $14,161 for the first six months of 2000. The tax benefit was primarily a result of income on tax-exempt securities and loans outpacing taxable income, primarily due to the effect of non-performing assets on interest and fees on the loans receivable.

Year 2000

     The transition to year 2000 went smoothly with no major problems being discovered. Cash levels that were increased to accommodate year-end liquidity needs were reduced to normal levels during the first quarter 2000.

Regulatory Agreement

     On January 24, 2000, the Bank entered into a Memorandum of Understanding ("MOU") with the Office of the Comptroller of the Currency ("OCC"), whereby the Bank has agreed to take certain actions in response to concerns raised by the OCC. The MOU is not a formal supervisory action by the OCC. The actions which the Bank agreed to take are generally in the nature of improving the Bank's internal procedures and policies. The Bank believes that it is materially in compliance with the implementation of steps necessary to comply with its obligations under the MOU.

FINANCIAL CONDITION

Securities

     Securities decreased to $13,290,613 at June 30, 2000, from $13,383,658 at December 31, 1999. The decrease of $93,045 or 0.70% is primarily due to a maturing $85,000 municipal security.

Loans

     Loans receivable, net of the allowance for loan losses of $1,115,181 at June 30, 2000 and $1,211,628 at December 31, 1999 decreased to $82,793,524 at
June 30, 2000 from $85,668,141 at December 31, 1999. The decrease of $2,874,617 or 3.36% was primarily due to decreases in the mortgage and commercial loan portfolios and normal loan pay-downs.

Loan and Asset Quality

     Total non-performing loans (comprised of non-accruing loans and loans past due for more than 90 days and still accruing) as a percentage of average loans outstanding as of June 30, 2000 was 3.10%, compared with 3.59% at December 31, 1999. Total non-performing loans decreased to $2,673,000 at June 30, 2000, from $3,040,000 at December 31, 1999. The decrease in total non-performing loans of $367,000 is primarily attributable to a combination of non-performing loans paid off and additional loans classified as non-performing.

     The Bank had other real estate owned (OREO) consisting of three properties in the amount of $318,203 at June 30, 2000 and one property in the amount of $47,600 at December 31, 1999.

     The following schedule displays detailed information about the Bank's non-performing assets and the allowance for loan losses for the periods ended June 30, 2000, December 31, 1999 and June 30, 1999.


                                               June 30, 2000     December 31, 1999       June 30, 1999
                                               -------------     -----------------       -------------
                                                                  (In thousands)
Average loans outstanding                         $86,195             $84,758              $ 83,407

Allowance for loan losses                           1,115               1,212                   853

Non-performing loans:
   Non-accruing loans                               2,666               2,456                     0
   Accruing loans past due 90 days or more              7                 584                    90

         Total non-performing loans                 2,673               3,040                    90

Other real estate                                     318                  48                   139

         Total non-performing assets              $ 2,991             $ 3,088              $    229

Non-performing loans to average
   loans outstanding                                 3.10%               3.59%                 0.11%

Non-performing assets to total assets                2.84%               2.82%                 0.21%

Allowance for loan losses to total
   non-performing loans                             41.72%              39.87%               947.78%

Allowance for loan losses to
  average loans outstanding                          1.29%               1.43%                 1.02%

Potential Problem Loans

     At June 30, 2000, the Bank has $1,009,971 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

Deposits

     Total deposits at June 30, 2000 were $91,363,524, an increase of $767,323 or 0.85% over total deposits of $90,596,201 at December 31, 1999. All deposit categories except non-interest bearing demand accounts, money market deposit accounts, and individual retirement accounts increased from December 31, 1999 to June 30, 2000, with the most significant increases in time deposits greater than $100,000. Time deposits greater than $100,000 increased $5,049,810 or 93.18% since December 31, 1999. Interest checking deposits increased $625,763 or 13.97% in the same period. Savings accounts increased $126,470 or 1.38% since December 31, 1999. The increase in deposits was primarily a result of competitive pricing and was primarily used to pay down the bank's overnight FHLB borrowings.

Other Borrowed Funds and Long-term Debt

     Other borrowed funds including securities sold under agreements to repurchase and long-term debt decreased $4,918,045 from $11,132,129 at December 31, 1999 to $6,214,084 at June 30, 2000. The decrease was primarily a result of the increase in deposits of $767,323, a decrease in cash and cash equivalents of $1,329,347 and a decrease in net loans of $2,874,617. Cash and cash equivalents levels were reduced from higher levels as higher liquidity was anticipated during the century date rollover. The need for higher liquidity for Year 2000 concerns did not materialize and cash and cash equivalent levels were decreased to normal levels.

Stockholders' Equity and Capital Ratios

     Total stockholders' equity at June 30, 2000 was $7,207,017 compared to $7,241,902 at December 31, 1999. In the third quarter of 1999, the Company implemented a dividend reinvestment program which resulted in additional capital during the first six months of 2000 of $16,944. As mentioned previously, this Plan was terminated in July 2000. The retained net earnings of the Company of $42,348 was enhanced by unrealized gains on securities available for sale of $3,692. A comparison of the Bank's capital ratios is as follows:

                                        June 30, 2000         December 31, 1999
                                        -------------         -----------------
Tier 1 Capital                               6.76%                  6.54%
   (to average assets)

Tier 1 Capital                               9.55%                  8.97%
   (to risk-weighted assets)

Total Capital                               10.80%                 10.22%
   (to risk-weighted assets)

     The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At June 30, 2000 and December 31, 1999, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

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

     The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $4,700,000. Another source of funds is maturities in the loan portfolio.

     The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $29 million at June 30, 2000.

     Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

Future Outlook

     Bernville Bank announced the resignation of Arlan J. Werst, effective March 23, 2000. Karl D. Gerhart and Walter J. Potteiger were then designated as the transition team to manage the day to day affairs of the bank. On April 13, 2000, Karl D. Gerhart was appointed acting President and CEO.

     A cash dividend of seven cents per share was declared to shareholders of record on July 20, 2000, payable on August 17, 2000. Effective July 24, 2000, the Company's Dividend Reinvestment Plan was terminated with the execution of a definitive agreement for National Penn Bancshares to acquire Community Independent Bank, Inc.

     The basic terms of the definitive agreement call for the tax-free exchange of .9 share of National Penn common stock for each share of Community Independent Bank, Inc. common stock. Based on National Penn's July 21, 2000 closing price of $21.88 per share, the value per share of Community Independent Bank, Inc. would be $19.69. This price equates to 56.25 times CIB's estimated trailing twelve months earnings, and a multiple of 1.89 times CIB's book value as of March 31, 2000. The transaction is expected to be consummated in the first quarter of 2001.

     As of July 24, 2000, CIB had 700,327 shares of common stock outstanding and options for approximately 22,600 additional shares.

     Upon completion of the merger of CIB into National Penn, National Penn intends to merge Bernville Bank into National Penn Bank as part of its Berks County Division.

     One member of the CIB Board will be mutually selected to become a director of National Penn and that person and another mutually-selected person will become directors of National Penn Bank. All current members of the CIB Board will become members of National Penn Bank's Berks County Division Board.

     National Penn will have assets of $2.6 billion following the acquisition, which is subject to regulatory approval, as well as approval of shareholders of CIB. National Penn anticipates that the transaction will close in the first quarter of 2001 and will be accounted for as a pooling of interests.

     National Penn Bancshares, Inc. currently operates 56 banking offices in southeastern Pennsylvania through National Penn Bank and its divisions, Chestnut Hill National Bank, 1st Main Line Bank, National Asisan Bank, and Elverson National Bank, and three banking offices in the North Jersey - New York City marketplace through Panasia Bank. Trust and investment management services are provided through Investors Trust company; brokerage services are provided through Penn Securities, Inc.; and mortgage banking activities are provided through Penn 1st Financial Services, Inc.

     National Penn Bancshares, Inc. common stock is traded on the Nasdaq Stock Market under the symbol "NPBC." Additional information about the National Penn family is available on National Penn's website at http://www.natpennbank.com.
                                                  --------------------------

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

         None

         Item 5. Other Information

         None

         Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibit
               27. Financial Data Schedule

         (b)   Reports on Form 8-K

               Reference is made to the information contained in the Form 8-K filed by Community Independent Bank on April 11, 2000, concerning the resignation of Arlan J. Werst as President and Chief Executive Officer of the Company and the Bank and the appointment of a transition team to manage the day to day operations of the Company and the Bank while an executive search is conducted. The transition team consists of two members of the Board of Directors, Walter J. Potteiger and Karl D. Gerhart.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMMUNITY INDEPENDENT BANK, INC.
                                       --------------------------------
                                                 (Registrant)





August 10, 2000                        /s/ Karl D. Gerhart
---------------                            -------------------------------------
     Date                                  Karl D. Gerhart, Acting President/CEO


August 10, 2000                        /s/ Linda L. Strohmenger
---------------                            -------------------------------------
     Date                                  Linda L. Strohmenger, Secretary
                                           (Principal financial officer)