Form 10QSB
period 2000-09-30
COMMUNITY INDEPENDENT BANK INC
filed 2000-11-14
CIK 760993

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 2000.

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

              Number of Shares Outstanding as of November 13, 2000

COMMON STOCK ($5.00 Par Value)                        700,324
      (Title of Class)                          (Outstanding Shares)

                        COMMUNITY INDEPENDENT BANK, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2000

                                    Contents

PART I   FINANCIAL INFORMATION                                       Page No.

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                    September 30, 2000 and December 31, 1999              3

                  Consolidated Statements of Income
                     for the Nine and Three Month Periods
                     Ended September 30, 2000 and 1999                    4

                  Consolidated Statements of Comprehensive
                     Income for the Nine Month Period Ended
                     September 30, 2000 and 1999                          5

                  Consolidated Statements of Stockholders'
                     Equity for the Nine Month Period
                     Ended September 30, 2000                             6

                  Consolidated Statements of Cash Flows
                     for the Nine Month Period Ended
                     September 30, 2000 and 1999                          7

                  Notes to Consolidated Financial Statements              8-9

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                           9-17

Item 3.           Quantitative and Qualitative Disclosures
                     About Market Risk                                    18

Part II           OTHER INFORMATION

Item 1.           Legal Proceedings                                       18
Item 2.           Changes in Securities and Use of Proceeds               18
Item 3.           Defaults Upon Senior Securities                         18
Item 4.           Submission of Matters to a Vote of Security
                     Holders                                              18
Item 5.           Other Information                                       18
Item 6.           Exhibits and Reports on Form 8-K                        18

Signatures                                                                20

COMMUNITY INDEPENDENT BANK, INC.

AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED BALANCE SHEETS

ASSETS                                              September 30, 2000         December 31, 1999
                                                       (Unaudited)
Cash and due from banks                                $  2,070,856               $  4,139,228
Interest-bearing deposits in other banks                     16,346                     13,238
Cash and cash equivalents                                 2,087,202                  4,152,466
Securities available for sale                            13,366,343                 13,383,658
Mortgage loans held for sale                                      0                     68,000
Loans receivable, net of allowance for
  loan losses September 30, 2000 $1,165,695,
  December 31, 1999 $1,211,628                           80,262,790                 85,668,141
Bank premises and equipment, net                          2,693,310                  2,828,800
Accrued interest receivable and other assets              4,041,338                  3,434,861
                  TOTAL ASSETS                         $102,450,983               $109,535,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                              $  8,950,127               $ 10,434,304
     Interest bearing                                    79,755,098                 80,161,897
                  TOTAL DEPOSITS                         88,705,225                 90,596,201

  Securities sold under agreements
     to repurchase                                          723,283                    661,092
  Other borrowed funds                                    5,153,054                 10,471,037
  Other liabilities                                         643,402                    565,694
                  TOTAL LIABILITIES                      95,224,964                102,294,024

Stockholders' equity:
    Preferred stock, par value $5.00 per
     share; authorized and unissued
     1,000,000 shares                                            --                         --
    Common stock, par value $5.00
      per share; authorized 5,000,000
      shares; issued and outstanding
      September 30, 2000  700,324 shares;
      December 31, 1999 698,637 shares                    3,501,620                  3,493,185
    Surplus                                                 162,777                    154,268
    Retained earnings                                     3,602,723                  3,701,727
    Accumulated other comprehensive income (loss)           (41,101)                  (107,278)

              TOTAL STOCKHOLDERS' EQUITY                  7,226,019                  7,241,902
              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $102,450,983               $109,535,926

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                  For the Nine Months Ended          For the Three Months Ended
                                               September 30      September 30       September 30    September 30
                                                  2000                 1999            2000              1999
Interest income:
  Loans receivable, including fees             $ 5,257,769         $ 5,374,894     $ 1,747,229        $ 1,837,876
  Securities:
    Taxable                                        498,104             527,623         166,192            187,588
    Tax-exempt                                      26,262              17,268          10,002              7,196
  Other                                             65,469              36,578          20,090             11,056
         Total interest income                   5,847,604           5,956,363       1,943,513          2,043,716
Interest expense:
  Deposits                                       2,759,937           2,611,207         988,371            869,296
  Other borrowed funds                             427,599             134,350          88,036             66,339
  Long-term debt                                         0             225,131               0             75,868
         Total interest expense                  3,187,536           2,970,688       1,076,407          1,011,503

           Net interest income                   2,660,068           2,985,675         867,106          1,032,213

Provision for loan losses                          350,000             210,000          60,000             30,000
           Net interest income after
           provision for loan losses             2,310,068           2,775,675         807,106          1,002,213
Other income:
  Customer service fees                            271,338             246,915          88,953             91,697
  Net gains from sale of mortgages                  39,520              50,203          21,233             15,433
  Net losses from sale of securities                  (889)                  0            (889)                 0
  Other                                            184,423             218,147          59,404             74,833
         Total other income                        494,392             515,265         168,701            181,963
Other expenses:
  Salaries and employee benefits                 1,245,077           1,446,328         435,786            493,504
  Occupancy                                        282,402             287,143          99,555             97,457
  Equipment                                        323,375             255,312         116,102             87,292
  Marketing and advertising                         88,202              71,016          22,387             23,022
  Loan collection and foreclosed real estate       119,100              31,505          51,166             16,330
  Professional fees                                198,512              40,292          80,007             16,465
  Stationery and supplies                           39,756              70,971          17,372             21,677
  Other                                            488,333             516,712         161,916            163,353
         Total other expenses                    2,784,757           2,719,279         984,291            919,100

    Income/(loss) before income taxes               19,703             571,661          (8,484)           265,076
Federal income taxes/(benefit)                     (28,185)            160,834         (14,024)            77,745
         Net Income                            $    47,888         $   410,827     $     5,540        $   187,331
Basic and diluted earnings/(loss) per share    $      0.07         $      0.59     $      0.01        $      0.27
Weighted average number of common
    shares outstanding                             699,778             696,907         700,326            697,169

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)

                                                                       For the Nine Months Ended
                                                           September 30, 2000           September 30, 1999
Net Income                                                    $    47,888                   $   410,827

Other Comprehensive Income  (Loss)
   net of tax


            Unrealized holding gains (losses)
                arising during the period, net of
                tax expense (benefit) 2000 $34,093;
                1999 ($79,749)                                     66,177                      (160,556)

Total comprehensive income                                    $   114,065                   $   250,271

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2000 (Unaudited)

                                                                                        Other
                                             Common                    Retained      Comprehensive
                                             Stock        Surplus      Earnings         Income               Total
Balance, December 31, 1999                 $3,493,185   $  154,268   $ 3,701,727      $(107,278)         $7,241,902
Net income                                          -            -        47,888              -              47,888
Cash dividends ($.21 per share)                                         (146,892)                          (146,892)
Net change in unrealized gain (loss)
    on securities available for sale,
    net of taxes                                    -            -             -         66,177              66,177
Issuance of 1,690 shares of common
    stock under dividend reinvestment
    program                                     8,435        8,509                                           16,944
Balance, September 30, 2000                $3,501,620   $  162,777   $ 3,602,723      $ (41,101)         $7,226,019

See Notes to Consolidated Financial Statements

COMMUNITY INDEPENDENT BANK, INC.
AND ITS WHOLLY-OWNED SUBSIDIARY,
BERNVILLE BANK, N.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       For the Nine Months Ended
                                                                              September 30, 2000      September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           47,888                 410,827
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                  350,000                 210,000
         Provision for depreciation                                                 281,696                 214,708
         Net gains on sale of mortgage loans                                        (39,520)                (50,203)
         Net loss on sale of securities                                                 889                       0
         Proceeds from sale of mortgage loans                                     2,738,600               3,446,353
         Mortgage loans originated for sale                                      (2,570,600)             (2,344,650)
         Net amortization of securities premiums and discounts                       (1,927)                  5,385
         Amortization of mortgage servicing rights                                   24,019                  23,585
         Increase in accrued interest receivable and other assets                  (337,860)               (385,004)
         Increase in other liabilities                                               77,708                 123,668
                      Net cash provided by (used in) operating activities           570,893               1,654,669

CASH FLOW FROM INVESTING ACTIVITIES
         Proceeds from maturities of securities available for sale                2,085,000               1,500,000
         Proceeds from sales of securities available for sale                     1,497,020                       0
         Purchase of securities available for sale                               (3,463,397)             (3,701,827)
         Net (increase) decrease in loans                                         4,233,579              (5,736,732)
         Purchases of bank premises and equipment                                  (146,206)               (254,397)
         Purchase of life insurance policies                                              0                (450,000)
         Proceeds from surrender of life insurance policies                         434,563                 208,242
                      Net cash provided by (used in) investing activities         4,640,559              (8,434,714)

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in deposits                                     (1,890,976)                471,315
         Net increase in securities sold
           under agreements to repurchase                                            62,191                 616,833
         Net increase  (decrease) in other borrowed funds                        (5,317,983)              5,544,311
         Dividends paid                                                            (146,892)               (174,251)
         Proceeds from shares issued under dividend
           reinvestment program                                                      16,944                   9,761
                      Net cash provided by (used in) financing activities        (7,276,716)              6,467,969
                      Decrease in cash and cash equivalents                      (2,171,211)               (312,076)
Cash and cash equivalents:
         Beginning                                                                4,152,466               3,024,192
         Ending                                                                   2,087,202               2,712,116
Cash payments for:
         Interest                                                                 3,131,084               2,996,229
         Income taxes                                                               168,605                 200,115
Non-cash investing and financing activities:
         Loans transferred to Other Real Estate Owned                               735,586                       0

See Notes To Consolidated Financial Statements

                        COMMUNITY INDEPENDENT BANK, INC.
                        AND ITS WHOLLY-OWNED SUBSIDIARY,
                              BERNVILLE BANK, N.A.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2000

Note A.  Basis of Presentation

         The unaudited consolidated financial statements include the accounts of Community Independent Bank, Inc. and its wholly-owned subsidiary, Bernville Bank, N.A. All significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Note B.  New Accounting Standards

         The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998 which was amended by Statement No. 137 and Statement 138. The Company is required to adopt the Statement on January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the Company.

         In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces FASB # 125, of the same name. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of FASB # 125 without reconsideration. FASB # 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of the statement is not expected to have a significant impact on the Company.

Note C. Cash Dividend

         On October 12, 2000, the Board of Directors declared a dividend of $.07 per share to shareholders of record on October 31, 2000. The dividend will be paid on November 17, 2000.

Note D: Proposed Merger

         Effective July 24, 2000, the Company's Dividend Reinvestment Plan was suspended with the execution of a definitive agreement for National Penn Bancshares to acquire Community Independent Bank, Inc.

         The basic terms of the definitive agreement call for the tax-free exchange of 0.9 share of National Penn common stock for each share of Community Independent Bank, Inc. common stock. Based on National Penn's July 21, 2000 closing price of $21.88 per share, the value per share of Community Independent Bank, Inc. would be $19.69. This price equates to 56.25 times CIB's estimated trailing twelve months earnings, and a multiple of 1.89 times CIB's book value as of March 31, 2000. The transaction is expected to be consummated in the first quarter of 2001.

         On October 25, 2000, National Penn Bancshares, Inc. declared a 5% stock dividend payable on December 20, 2000 to shareholders of record on December 8, 2000.

         On November 1, 2000, National Penn Bancshares, Inc. issued a press release finalizing the exchange ratio for National Penn Bancshares' merger with Community Independent Bank, Inc. National Penn Bancshares, Inc. and Community Independent Bank, Inc. announced that, after expiration of a 20 trading days valuation period, the exchange ratio for the pending merger of Community Independent Bank, Inc. into National Penn Bancshares, Inc. has been finalized at
0.945 share of National Penn Bancshares stock for each share of Community Independent Bank stock. While the valuation period did not result in any change in the exchange ratio, the original exchange ratio has been adjusted to 0.945 to 1 to reflect the 5% stock dividend declared on October 25, 2000 by National Penn Bancshares and payable on December 20, 2000.

         The transaction is subject to approval by shareholders of Community Independent Bank at a meeting to be held on November 30, 2000, receipt of regulatory approvals, and other customary conditions. Closing is anticipated for January 3, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This should be read in conjunction with the Company's financial statements and accompanying footnotes.

OVERVIEW

         The Company's net income for the third quarter of 2000 was $5,540, a decrease of $181,791, or 97.04% from $187,331 net income for the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $47,888, 88.34% less than the $410,827 reported for the same period in 1999. Total assets decreased to $102,450,983 at September 30, 2000, a decrease of $7,084,943, or 6.47% from $109,535,926 at December 31, 1999.

         During the nine months ended September 30, 2000, loans receivable decreased 6.31% to $80,262,790 from $85,668,141 at December 31, 1999, and deposits decreased 2.09% to $88,705,225 from $90,596,201 at December 31, 1999.
Borrowed funds decreased 50.79% to $5,153,054 from $10,471,037 at December 31, 1999.

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

         The Company's net interest income decreased $165,107 or 16.00% to $867,106 during the third quarter of 2000 from $1,032,213 during the third quarter of 1999. For the first nine months of 2000, net interest income decreased $325,607 or 10.91% to $2,660,068 from $2,985,675 during the first nine months of 1999.

         Interest income decreased $100,203 or 4.90%, from $2,043,716 for the third quarter of 1999 to $1,943,513 for the third quarter of 2000, while interest expense increased $64,904 or 6.42%, from $1,011,503 for the third quarter of 1999 to $1,076,407 for the third quarter of 2000. For the first nine months of 2000, interest income decreased $108,759 or 1.83% to $5,847,604 from $5,956,363 for the first nine months of 1999; interest expense increased $216,848 or 7.30% from $2,970,688 for the first nine months of 1999 to $3,187,536 for the first nine months of 2000.

         The decreases in interest income are principally due to lower levels of loans receivable and taxable securities and $2.3 million in loans on non-accrual status while the increase in interest expense was due to higher interest rates paid on interest bearing deposits.

         Net interest margin decreased 65 basis point from 4.24% in the third quarter of 1999 to 3.59% in the third quarter of 2000. Net interest margin decreased 49 basis points from 4.08% for the first nine months of 1999 to 3.59% for the first nine months of 2000. Net interest margin decreased primarily due to an increase in non-performing assets to 3.03% of total assets or $3,109,000 at September 30, 2000 compared to $988,000 or 0.91% of total assets at September 30, 1999.

         For the third quarter of 2000, the average yield on earning assets decreased 5 basis points to 8.05% from 8.10% for the third quarter of 1999. For the first nine months of 2000, the average yield on earning assets decreased 24 basis points to 7.92% from 8.16% for the first nine months of 1999. The decrease was caused primarily by a decrease in loans receivable and investment portfolio and the increase of $2,121,000 in non-performing assets at September 30, 2000.

         For the third quarter of 2000, the average rate paid on interest-bearing liabilities increased 65 basis points to 4.93% from 4.28% for the second quarter of 1999. For the first nine months of 2000, the average rate paid on interest-bearing liabilities increased 26 basis points to 4.79% from 4.53% for the first nine months of 1999. The increase was caused primarily by an increase in interest rates paid on deposits.

Provision for Loan Losses

         The provision for loan losses was $60,000 for the third quarter of 2000 compared to $30,000 for the third quarter of 1999. For the first nine months of 2000, the loan loss provision was $350,000 compared to $210,000 for the first nine months of 1999.

          The allowance for loan losses represented 1.43% and 1.39% of total loans receivable at September 30, 2000 and at December 31, 1999, respectively. Management performs periodic evaluations of the loan portfolio. These evaluations consider several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, trends in portfolio volume, and management's estimation of potential losses in the portfolio. Management believes that the allowance for loan losses is adequate for each of the periods presented.

Other Income

         Total other income decreased $13,262 or 7.29% from $181,963 during the third quarter of 1999 to $168,701 during the third quarter of 2000. For the first nine months of 2000, total other income decreased $20,873 or 4.05% to $494,392 from $515,265 for the first nine months of 1999. This decrease was primarily due to a $10,683 decrease in net gains from the sale of mortgages and a decrease in other income of $33,724 primarily due to a decrease in mortgage lending activity causing a decrease in mortgage loan fees.

Other Expenses

         Total other expenses increased $65,191 or 7.09% during the third quarter of 2000 versus the same period in 1999, from $919,100 to $984,291. Total other expenses for the first nine months of 2000 increased $65,478 or 2.41% to $2,784,757 from $2,719,279 during the same period in 1999.

         Salaries and employee benefits, which represent the largest component of other expenses decreased $57,718 or 11.70% from $493,504 for the third quarter of 1999 to $435,786 for the same period in 2000. Salaries and employee benefits decreased primarily due to the unexpected resignation of the President/CEO on March 23, 2000 and the subsequent reversal of the salary continuation accrued liability of approximately $72,000. For the first nine months in 2000, salaries and employee benefits decreased $201,251 or 13.91% to $1,245,077 from $1,446,328 for the same period in 1999 primarily due to the resignation of the President/CEO in March 2000, salary continuation accrual reversal, and reduced staff during the first nine months of 2000.

         Occupancy expense increased $2,098 or 2.15%, to $99,555 for the third quarter of 2000 versus $97,457 for the third quarter of 1999. For the first nine months of 2000, occupancy expense decreased $4,741 or 1.65% to $282,402 from $287,143 for the same period 1999. The decrease was primarily due to reduced leasing costs due to the closing of the Loan Center office in the third quarter 1999.

         Equipment expense increased $28,810 or 33.00%, from $87,292 for the third quarter of 1999 to $116,102 for the third quarter of 2000. For the first nine months of 2000, equipment expense increased $68,063 or 26.66% to $323,375 from $255,312 for the same period in 1999. The increase in equipment expense was the result of increases in software support and depreciation, primarily due to the installation of a new proof system in the fourth quarter 1999 and a new IBM AS/400 operating system at the end of the first quarter 2000.

         Marketing and advertising expenses decreased $635 or 2.76% to $22,387 for the third quarter of 2000 versus $23,022 for the third quarter of 1999. For the first nine months of 2000, the marketing and advertising expenses increased $17,186 or 24.20% to $88,202 from $71,016 for the same period in 1999. The increase in marketing and advertising expenses for the first nine months of 2000 was due to continued advertising efforts and advertising agency expenses to develop the company's new image campaign.

         Loan collection and foreclosed real estate expenses increased $34,836 or 213.33% to $51,166 for the third quarter of 2000 versus $16,330 for the third quarter of 1999. For the first nine months in 2000, loan collection and foreclosed real estate expenses increased $87,595 or 278.04% to $119,100 from $31,505 or the same period in 1999. Increases in loan collections and foreclosed real estate expenses were primarily due to increased efforts in the collection and work-out of non-performing assets.

         Professional fees increased $63,542 or 385.92% to $80,007 for the third quarter of 2000 versus $16,465 for the third quarter of 1999. For the first nine months of 2000, professional fees were $198,512 versus $40,292 for the same period in 1999, an increase of $158,220 or 392.68%. Professional fees for the third quarter and first nine months of 2000 were higher than the same periods the previous year due primarily to additional internal audits performed by an outside firm, CEO search fees, fees related to the collection and work-out of non-performing assets, attorney and accountant fees relative to the preparation and review of merger documents, and fees incurred to initiate profitability studies.

         Stationery and supplies expense decreased $4,305 or 19.86% to $17,372 for the third quarter of 2000 versus $21,677 for the third quarter of 1999. For the first nine months of 2000, stationery and supplies expense was $39,756 versus $70,971 for the same period in 1999, a decrease of $31,215 or 43.98%. The decrease in the stationery and supplies expense is primarily a result of the creation of supply inventory and purchasing software for managing the bank's purchasing function.

         Other operating expenses decreased from $163,353 for the third quarter of 1999 to $161,916 for the same period in 2000, a decrease of $1,437 or .88%. For the first nine months of 2000, other operating expenses decreased $28,379 or 5.49% to $488,333 from $516,712 for the same period in 1999. Other operating expenses included in this category that experienced decreases for the current period include telephone, postage, travel, and employee programs due to increased efforts to control expenses.

Income Taxes

         Income tax benefit was $14,024 for the third quarter 2000 and $28,185 for the first nine months of 2000. The tax benefit was primarily a result of income on tax-exempt securities and loans outpacing taxable income, primarily due to the effect of non-performing assets on interest and fees on the loans receivable.

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

FINANCIAL CONDITION

Securities

         Securities decreased to $13,366,343 at September 30, 2000, from $13,383,658 at December 31, 1999. The decrease of $17,315 or 0.13% is primarily due to maturing municipal security and partially offset by the increase of fair market value of the security portfolio, which is classified as available for sale and marked to market value.

Loans

         Loans receivable, net of the allowance for loan losses of $1,165,695 at September 30, 2000 and $1,211,628 at December 31, 1999 decreased to $80,262,790 at September 30, 2000 from $85,668,141 at December 31, 1999. The decrease of $5,405,351 or 6.31% was primarily due to decreases in the mortgage and commercial loan portfolios and normal loan pay-downs.

Loan and Asset Quality

         Total non-performing loans (comprised of non-accruing loans and loans past due for more than 90 days and still accruing) as a percentage of average loans outstanding as of September 30, 2000 was 2.77%, compared with 3.59% at December 31, 1999. Total non-performing loans decreased to $2,352,000 at September 30, 2000, from $3,040,000 at December 31, 1999. The decrease in total non-performing loans of $688,000 is primarily attributable to payments received on non-performing loans.

         The Bank had other real estate owned (OREO) consisting of seven properties in the amount of $757,139 at September 30, 2000 and one property in the amount of $47,600 at December 31, 1999.

         The following schedule displays detailed information about the Bank's non-performing assets and the allowance for loan losses for the periods ended September 30, 2000, December 31, 1999 and September 30, 1999.

                                             September 30, 2000       December 31, 1999       September 30, 1999
                                                                        (In thousands)
Average loans outstanding                           $85,028                $84,758                $84,084

Allowance for loan losses                             1,166                  1,212                    863

Non-performing loans:
   Non-accruing loans                                 2,287                  2,456                      5
   Accruing loans past due
     90 days or more                                     65                    584                    844

         Total non-performing loans                   2,352                  3,040                    849

Other real estate                                       757                     48                    139

         Total non-performing assets                $ 3,109                $ 3,088                $   988

Non-performing loans to average
   loans outstanding                                   2.77%                  3.59%                  1.01%

Non-performing assets to total assets                  3.03%                  2.82%                  0.91%

Allowance for loan losses to total
   non-performing loans                               49.56%                 39.87%                101.65%

Allowance for loan losses to
  average loans outstanding                            1.37%                  1.43%                  1.03%

Potential Problem Loans

         At September 30, 2000, the Bank has $865,116 in commercial loans for which the payments are presently current, but the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and their classification is reviewed quarterly.

Deposits

         Total deposits at September 30, 2000 were $88,705,225, a decrease of $1,890,976 or 2.09% over total deposits of $90,596,201 at December 31, 1999. All deposit categories except interest checking, certificates of deposit decreased from December 31, 1999 to September 30, 2000, with the most significant decreases in money market deposit accounts, non-interest bearing demand accounts, and IRA's, $5,228,451 or 26.04%, $1,620,626 or 15.33%, and $605,652 or
13.49%, respectively. Time deposits greater than $100,000 increased $4,258,790 or 78.58% since December 31, 1999. Time deposits less than $100,000 increased $1,153,532 or 3.16% since December 31, 1999. Interest checking deposits increased $228,117 or 5.09% in the same period.

Other Borrowed Funds and Long-term Debt

         Other borrowed funds including securities sold under agreements to repurchase and long-term debt decreased $5,255,792 from $11,132,129 at December 31, 1999 to $5,876,337 at September 30, 2000. The decrease was primarily a result of the decrease in loans of $5,405,351 and a decrease in cash and cash equivalents of $2,065,264. Cash and cash equivalents levels were reduced from higher levels as higher liquidity was anticipated during the century date rollover. The need for higher liquidity for Year 2000 concerns did not materialize and cash and cash equivalent levels were decreased to normal levels.

Stockholders' Equity and Capital Ratios

         Total stockholders' equity at September 30, 2000 was $7,226,019 compared to $7,241,902 at December 31, 1999. In the third quarter of 1999, the Company implemented a dividend reinvestment program which resulted in additional capital during the first nine months of 2000 of $16,944. As mentioned previously, this Plan was terminated in July 2000. Although dividends paid in the year 2000 exceeded net income, capital ratios increased due to a decrease in net assets and an improvement in the unrealized losses on securities available for sale since December 31, 1999. A comparison of the Bank's capital ratios is as follows:

                                    September 30, 2000      December 31, 1999
                                    ------------------      -----------------

Tier 1 Capital                             6.93%                 6.54%
   (to average assets)

Tier 1 Capital                             9.70%                 8.97%
   (to risk-weighted assets)

Total Capital                             10.96%                10.22%
   (to risk-weighted assets)

         The minimum capital requirements imposed by federal regulatory authorities for Leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The consolidated capital ratios are not materially different from the Bank's capital ratios. At September 30, 2000 and December 31, 1999, the Company and the Bank exceeded the minimum capital ratio requirements and are considered "well capitalized".

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

         The Bank's principal source of asset liquidity is the securities portfolio. The carrying value of securities maturing in less than one year equals $4,273,000. Another source of funds is maturities in the loan portfolio.

         The Bank also has sources of liability liquidity which include core deposits and borrowing capacity at the Federal Home Loan Bank. The short-term borrowing capacity from FHLB was in excess of $26 million at September 30, 2000.

         Management believes that the Bank's liquidity is sufficient to meet its anticipated needs.

Future Outlook

         A cash dividend of seven cents per share was declared to shareholders of record on October 31, 2000, payable on November 17, 2000. Effective July 24, 2000, the Company's Dividend Reinvestment Plan was terminated with the execution of a definitive agreement for National Penn Bancshares to acquire Community Independent Bank, Inc.

         On November 1, 2000, National Penn Bancshares, Inc. and Community Independent Bank, Inc. announced that, after expiration of a 20 trading days valuation period, the exchange ratio for the pending merger of Community Independent Bank, Inc. into National Penn Bancshares, Inc. has been finalized at
0.945 share of National Penn Bancshares stock for each share of Community Independent Bank stock. While the valuation period did not result in any change in the exchange ratio, the original exchange ratio has been adjusted to 0.945 to 1 to reflect the 5% stock dividend declared on October 25, 2000 by National Penn Bancshares and payable on December 20, 2000.

         The transaction is subject to approval by shareholders of Community Independent Bank at a meeting to be held on November 30, 2000, receipt of regulatory approvals, and other customary conditions. Closing is anticipated for January 3, 2001.

         Upon completion of the merger of CIB into National Penn, National Penn intends to merge Bernville Bank into National Penn Bank as part of its Berks County Division.

         Frederick P. Krott has been selected to become a director of National Penn Bancshares, Inc., and Mr. Krott and Stratton D. Yatron will become directors of National Penn Bank. All current members of the CIB Board will become members of National Penn Bank's Berks County Division Board.

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

         National Penn Bancshares, Inc. common stock is traded on the Nasdaq Stock Market under the symbol "NPBC." Additional information about the National Penn family is available on National Penn's website at
http://www.natpennbank.com.
---------------------------

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

         None

         Item 5. Other Information

         None

         Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibit
                      27. Financial Data Schedule

                  (b) Reports on Form 8-K
                         Reference is made to the information contained in the Form 8-K filed by Community Independent Bank on July 28, 2000 concerning the Merger Agreement between National Penn Bancshares, Inc. and Community Independent Bank, Inc. on July 23, 2000. In the Merger Agreement, each outstanding share of Community Independent Bank, Inc. will be converted into 0.9 shares of National Penn Bancshares, Inc. common stock and cash in lieu of fractional shares. Community Independent Bank, Inc. and National Penn Bancshares, Inc. also entered into a Stock Option Agreement dated July 23, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        COMMUNITY INDEPENDENT BANK, INC.
                        --------------------------------
                                  (Registrant)





    November 13, 2000               /s/ Karl D. Gerhart
    -----------------               ----------------------------------------
         Date                       Karl D. Gerhart, Acting President/CEO


    November 13, 2000              /s/   Linda L. Strohmenger
    -----------------              ---------------------------------------
         Date                      Linda L. Strohmenger, Secretary
                                   (Principal financial officer)